Form 10-Q
period 1996-06-30
PRICELLULAR WIRELESS CORP
filed 1996-08-09
CIK 935303

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549-1004

                                    FORM 10-Q

                                   (MARK ONE)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the period ended June 30, 1996

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period From____________to____________.

Commission File Number     33-88350

                        PRICELLULAR WIRELESS CORPORATION
           (Exact name of the registrant as specified in its charter)

            Delaware                               13-3784318
- ----------------------------------      ---------------------------------
 (State or other jurisdiction of                (I.R.S. Employer
 incorporation or organization)               Identification No.)

      45 Rockefeller Plaza
          New York, NY                               10020
- ----------------------------------      ---------------------------------
 (Address of principal executive                   (Zip Code)
            offices)

                                 (212) 459-0800
   -------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not applicable
   -------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                      -----   -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock, $0.01 Par Value - 100 shares as of July 30, 1996

                                      Index

                PriCellular Wireless Corporation and Subsidiaries

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
  Condensed Consolidated Balance Sheets - June 30, 1996
    and December 31, 1995................................................  2
  Condensed Consolidated Statements of Operations - Three and Six Months
    Ended June 30, 1996 and 1995.........................................  3
  Condensed Consolidated Statements of Cash Flows - Six Months Ended
    June 30, 1996 and 1995...............................................  4
  Notes to Condensed Consolidated Financial Statements...................  5

Item 2. Management's Discussion and Analysis of Financial Condition and
  Results of Operations..................................................  8

PART II. OTHER INFORMATION

Item 1. Legal Proceedings................................................ 12
Item 2. Changes in Securities............................................ 12
Item 3. Defaults upon Senior Securities.................................. 12
Item 4. Submission of Matters to a Vote of Security Holders.............. 12
Item 5. Other Information................................................ 12
Item 6. Exhibits and Reports on Form 8-K................................. 12

Signature................................................................ 13

Item 1.

Financial Statements

                PriCellular Wireless Corporation and Subsidiaries

                      Consolidated Condensed Balance Sheets

                    (Dollars in Thousands, except share data)

                                                                    JUNE 30,          DECEMBER 31,
                                                                     1996                1995
                                                                  -----------         ------------
                                                                  (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                                        $  19,062           $  26,669
  Accounts receivable (less allowance of $2,443 in 1996
   and $2,076 in 1995)                                                13,872               8,725
  Due from affiliates                                                     35                 701
  Inventory                                                            1,946               1,651
  Other current assets                                                   675                 568
                                                                   ---------           ---------
Total current assets                                                  35,590              38,314

Fixed assets - at cost:
  Cellular facilities and equipment                                   66,372              58,050
  Less accumulated depreciation                                      (10,124)             (6,009)
                                                                   ---------           ---------
Net fixed assets                                                      56,248              52,041
Investment in cellular operations                                     37,629              37,386
Cellular licenses (less accumulated amortization of
  $7,705 in 1996 and $3,883 in 1995)                                 357,085             305,375
Cellular licenses held for sale                                       33,226                  --
Deferred financing costs (less accumulated amortization
  of $1,703 in 1996 and $971 in 1995)                                  9,305               9,989
Other assets                                                           1,831                  14
                                                                   ---------           ---------
Total assets                                                       $ 530,914           $ 443,119
                                                                   =========           =========

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
  Accounts payable and accrued expenses                            $  15,355           $  15,385
  Long-term debt - current portion                                       389               1,971
  Income taxes payable                                                   521                 872
  Other current liabilities                                            3,683               3,529
  Due to affiliate                                                        --                 126
                                                                   ---------           ---------
Total current liabilities                                             19,948              21,883

Long-term debt                                                       315,434             278,225
Junior Subordinated Discount Note to Parent                           21,223              20,425
Other long-term liabilities                                            5,648               1,673

Stockholder's equity:
  Common stock, $0.01 par value per share: 100 shares
   authorized, issued and outstanding
  Additional paid-in capital                                         189,983             130,291
  Accumulated deficit                                                (21,322)             (9,378)
                                                                   ---------           ---------
Total stockholder's equity                                           168,661             120,913
                                                                   ---------           ---------
Total liabilities and stockholder's equity                         $ 530,914           $ 443,119
                                                                   =========           =========

See notes to condensed consolidated financial statements.

                PriCellular Wireless Corporation and Subsidiaries

           Condensed Consolidated Statements of Operations (Unaudited)

                             (Dollars in Thousands)

                                           THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                JUNE 30                                JUNE 30
                                         1996               1995               1996               1995
                                       -----------------------------------------------------------------
REVENUES
Cellular service                       $ 25,199           $  7,751           $ 44,474           $ 13,097
Equipment sales                             791                377              1,543                564
Other                                     1,116                 --              2,114                 --
                                       --------           --------           --------           --------
                                         27,106              8,128             48,131             13,661

COSTS AND EXPENSES
Cost of cellular service                  7,085              2,039             12,520              3,733
Cost of equipment sold                    2,103                870              4,415              1,499
General and administrative                4,042              1,594              7,503              2,914
Sales and marketing                       3,673              1,306              7,524              2,007
Depreciation and amortization             5,304              2,126              9,820              3,999
                                       --------           --------           --------           --------
                                         22,207              7,935             41,782             14,152
                                       --------           --------           --------           --------
Operating income (loss)                   4,899                193              6,349               (491)

OTHER INCOME (EXPENSE)
Gain on sale of investment in
  cellular operations                        --                 --                 --             11,598
Interest expense, net
  (includes interest expense in 1996
  of $399 and $798,
  respectively, to Parent)               (9,828)            (3,696)           (18,793)            (6,892)
Other income, net                           250                 20                500                 20
                                       --------           --------           --------           --------
                                         (9,578)            (3,676)           (18,293)             4,726
                                       --------           --------           --------           --------

Income (loss) before income
  taxes                                  (4,679)            (3,483)           (11,944)             4,235
Benefit for income taxes                     --              1,206                 --                 --
                                       --------           --------           --------           --------
Net income (loss)                      $ (4,679)          $ (2,277)          $(11,944)          $  4,235
                                       ========           ========           ========           ========

See notes to condensed consolidated financial statements.

                PriCellular Wireless Corporation and Subsidiaries

           Condensed Consolidated Statements of Cash Flows (Unaudited)

                             (Dollars in Thousands)

                                                               SIX MONTHS ENDED
                                                                    JUNE 30
                                                            1996               1995
                                                          --------           ---------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES       $  9,675           $  (5,470)
                                                          --------           ---------
INVESTING ACTIVITIES
Redemption of short-term investments                            --                 991
Purchase of cellular equipment                              (7,804)             (2,770)
Purchase of cellular licenses                               (1,494)               (156)
Sale of investment in cellular operations                       --              19,478
Acquisition of cellular operations, net of cash
  of $16 (1995)                                            (42,418)            (24,809)
Amounts deposited in escrow to acquire cellular
  properties                                                (1,750)             (2,000)
Investment in cellular operations                             (264)               (944)
Proceeds from Parent                                         4,660                 698
                                                          --------           ---------
Net cash used in investing activities                      (49,070)             (9,512)
                                                          --------           ---------
FINANCING ACTIVITIES
Proceeds from capital contributions                         33,613                 927
Repayments of notes payable                                 (1,776)             (2,670)
Payments for deferred financing costs                          (49)               (126)
                                                          --------           ---------
Net cash provided by (used in) financing activities         31,788              (1,869)
                                                          --------           ---------

(Decrease) in cash and cash equivalents                     (7,607)            (16,851)
Cash and cash equivalents at beginning of period            26,669              38,682
                                                          --------           ---------
Cash and cash equivalents at end of period                $ 19,062           $  21,831
                                                          ========           =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
  Interest                                                $    456           $     398
  Income taxes                                                 351               2,404

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
  ACTIVITIES
Purchase of cellular equipment                                  --                 289
Capital contribution of cellular operations                 26,092                  --
Debt issued in connection with acquisition of               19,429                  --
  cellular license

SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING
  ACTIVITIES
Debt issued in exchange for unregistered debt                   --             115,755

See notes to condensed consolidated financial statements.

                PriCellular Wireless Corporation and Subsidiaries

              Notes to Condensed Consolidated Financial Statements

1. BASIS OF PRESENTATION

On October 21, 1994, PriCellular Corporation (100% stockholder of Wireless) ("Parent") contributed all of the assets, net of certain liabilities to Wireless. The consolidated financial statements include the accounts of PriCellular Wireless Corporation and its subsidiaries (the "Company"). All significant intercompany items and transactions have been eliminated.

The consolidated financial statements have been prepared by the Company without audit, in accordance with rules and regulations of the Securities and Exchange Commission. In the opinion of management, the statements reflect all adjustments necessary for a fair presentation of the results for the interim period. The results of operations for the interim period are not necessarily indicative of the results for a full year. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 1995 Annual Report on Form 10-K.

2. ACQUISITION OF CELLULAR OPERATIONS

New York Cluster

During April 1996, the Company consummated the acquisitions of the NY-6 RSA and 83% of the Dutchess County, NY MSA ("Poughkeepsie, NY MSA") from United States Cellular Corporation, boosting its New York contiguous cluster to over 750,000 Pops.

The NY-6 RSA consists of approximately 111,000 Pops in Greene and Columbia Counties between Albany and New York City. The NY-6 RSA abuts PriCellular's previously acquired NY-5 RSA and includes 30 miles of the New York State Thruway, 10 miles of the Interstate connecting the New England Thruway with the New York State Thruway in Albany and 30 miles of the Taconic State Parkway. The acquisition price of the NY-6 RSA was approximately $19,800,000.

The Poughkeepsie, NY MSA abuts the Company's NY-6 RSA and NY-5 RSA and extends the Company's New York cluster across the Hudson Valley from the Connecticut and Massachusetts border 100 miles west to the Binghamton area. The MSA has approximately 263,000 Pops of which the Company acquired 83% for $178 per Pop or $38,900,000, with one-half paid in cash and the balance in a three-year prime note with a bullet maturity.

Mid-Atlantic Cluster

During February 1996 the Company consummated the acquisition of the non-wireline cellular system serving the PA-9 RSA from United States Cellular Corporation for approximately

                PriCellular Wireless Corporation and Subsidiaries

2. ACQUISITION OF CELLULAR OPERATIONS (CONTINUED)

$26,100,000 or $139 per Pop. The payment was made by the Company's Parent which simultaneously contributed the system to the Company. The PA-9 RSA has approximately 188,000 Pops and abuts the Company's Ohio Cluster on the South and McCaw/AT&T's Pittsburgh MSA on the North.

The pro forma unaudited condensed results of operations for the six months ended June 30, 1996, assuming the above acquisitions were consummated as of the beginning of the period, are as follows:

                        Revenues          $47,945
                        Net loss          (13,904)

3. PENDING TRANSACTIONS

New York Cluster

The Company has reached agreement, pursuant to which it will exchange certain of its Systems for, among other things, the Orange County, NY MSA and an additional 11.1% of the Company's majority-owned Poughkeepsie, NY MSA. Pursuant to the agreement the Company will exchange an aggregate of 548,016 Net Pops consisting of its OH-9 RSA, a portion of its OH-10 RSA (excluding Perry and Hocking counties) and the Parkersburg, WV/Marietta, OH MSA for the Orange County, NY MSA (324,323 Pops), 11.1% of the Poughkeepsie, NY MSA (262,663 Pops), 12.2% of the Janesville, WI MSA (147,650 Pops) and approximately 23,571 additional net Pops, including small interests in the Eau Claire, WI and Wausau, WI MSAs (in each of which the Company currently has a majority interest). The Orange County, NY MSA abuts the Company's NY-5 RSA to the north, the Company's Poughkeepsie NY MSA to the east and the New York City MSA of McCaw/AT&T Wireless to the south and east (bordering Westchester, Putnam and Rockland counties). The exchange is subject to, among other things, FCC approval.

                PriCellular Wireless Corporation and Subsidiaries

3. PENDING TRANSACTIONS (CONTINUED)

Upper Midwest Cluster

In a disputed acquisition on November 14, 1994, RFB Cellular, Inc. signed a contract to acquire the MI-2 RSA. The Company believed it should have had the right to purchase the property and initiated legal proceedings. In May 1995, as a result of this litigation, the Court of Chancery of the State of Delaware awarded the Company the right to acquire the MI-2 RSA. The defendant in the lawsuit appealed the decision. On March 22, 1996, the Delaware Supreme Court reversed the lower court's decision and ordered the Company to unwind the acquisition and sell the license and operating assets to the defendant. The Company believes that the completion of this transaction will not result in any material economic gain or loss and the loss of MI-2's operating results will not be material to the Company's results of operations.

4. CAPITAL CONTRIBUTION

The Company's Parent issued 96,000 shares of Series A cumulative convertible preferred stock. The issuance resulted in net proceeds to the parent of approximately $80,000,000, of which $33,600,000 was contributed to the Company.

5. SUBSEQUENT EVENT

Mid-Atlantic Cluster

On July 23, 1996, the Company acquired the WV-3 RSA (269,413 Pops) from a subsidiary of Horizon Cellular Telephone Company, L.P. for $35,000,000 in cash. The WV-3 RSA is situated directly south of the Company's PA-9 RSA and directly east of the Company's WV-2 RSA.

On July 1, 1996, the Company consummated the sale of its recently acquired AL-4 RSA for approximately $27,500,000 in cash or approximately $200 per Pop. The Company acquired this stand-alone RSA in November 1995, for $10,000,000 in cash and $10,000,000 in a 5-year, 4% Note that was subsequently converted into 1,468,860 shares of the Company's Class A Common Stock on the closing date. For financial reporting purposes, the sale of the AL-4 RSA will not result in a material gain or loss.

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

For the three months ending June 30, 1996, the Company continued its strong operating performance. Net subscriber additions amounted to 15,177. Included in the second quarter for 1996 are the two month results of the Company's newly acquired NY-6 RSA and the Poughkeepsie MSA which abut the Company's NY-5 RSA. For the current six month period, the Company has increased its subscriber base by 30,123.

Since most of the 1995 acquisitions occurred after June 30, 1995, the results of operations for the three and six months ended June 30, 1996 are not comparable with the same period in 1995. Comparison of operating results for such periods is neither meaningful nor indicative of the Company's results of operations or future growth.

Although the Company expects to incur net accounting losses for the foreseeable future due primarily to interest and amortization, it currently is experiencing increased positive earnings before interest, taxes, depreciation and amortization ("EBITDA") which it expects to grow over the next several years.

Three Months Ended June 30, 1996 compared with Three Months Ended June 30, 1995

Revenues for the quarter ended June 30, 1996 increased to $27,106,000 (consisting of cellular service revenues of $25,199,000, equipment sales revenues of $791,000 and other revenues of $1,116,000) from $8,128,000 (consisting of cellular service revenues of $7,751,000 and equipment sales revenues of $377,000).

Total operating expenses for the quarter ended June 30, 1996 increased to $22,207,000 (consisting of cost of cellular service of $7,085,000, cost of equipment sold of $2,103,000, general and administrative expenses of $4,042,000, sales and marketing expenses of $3,673,000 and depreciation and amortization of $5,304,000) from $7,935,000 of operating expenses for the quarter ended June 30, 1995 (consisting of cost of cellular service of $2,039,000, cost of equipment sold of $870,000, general and administrative expenses of $1,594,000, sales and marketing expenses of $1,306,000 and depreciation and amortization of $2,126,000).

The primary factors contributing to the increase in revenues, operating expenses and operating income was the acquisition of a significant portion of the operating systems of the Company subsequent to June 30, 1995 and the inclusion for two months of the Company's NY-6 RSA and Poughkeepsie MSA acquisitions. Both the acquisitions subsequent to June 30, 1995 and the recent acquisitions are included in the current quarter but are not included for the same period in 1995.

Interest expense, net increased to $9,828,000 from $3,696,000 due to the Company's issuance of $205,000,000 face amount of Senior Subordinated Discount Notes at 12-1/4% in September 1995 and $60,000,000 face amount of Senior Subordinated Convertible Discount Notes at 10-3/4% in August 1995.

Other income for the current quarter consists of $250,000 resulting from the Company's agreement not to compete with Western Wireless within the Lubbock, TX MSA. The noncompete agreement was $3,000,000 over a three year period. As of June 30, 1996, two years remain on the agreement.

The income tax benefit for the prior year's quarter was primarily due to the Company fully utilizing its NOLs to offset the provision recorded in the first quarter.

Six Months Ended June 30, 1996 Compared with Six Months Ended June 30, 1995

Revenues for the six months ended June 30, 1996 increased to $48,131,000 (consisting of cellular service revenues of $44,474,000, equipment sales revenues of $1,543,000 and other revenues of $2,114,000) from $13,661,000 (consisting of cellular service revenues of $13,097,000 and equipment sales revenues of $564,000).

Total operating expenses for the six months ended June 30, 1996 increased to $41,782,000 (consisting of cost of cellular service of $12,520,000, cost of equipment sold of $4,415,000, general and administrative expenses of $7,503,000, sales and marketing expenses of $7,524,000 and depreciation and amortization of $9,820,000) from $14,152,000 (consisting of cellular service of $3,733,000, cost of equipment sold of $1,499,000, general and administrative expenses of $2,914,000, sales and marketing expenses of $2,007,000 and depreciation and amortization of $3,999,000).

The principal factor contributing to the increases in revenues, operating expenses and operating income was the Company's acquisition of a significant portion of its existing systems after June 30, 1995, results of which, are therefore, included in the results for the current six month period but not in the same period of the prior year.

Other income (expense) includes for 1995 gain on the sale of investment in cellular operations of $11,598,000 resulting from the disposition of the Company's interest in the non-wireline system serving the Abilene, TX MSA.

Interest expense, net increased to $18,793,000 from $6,892,000 due primarily to the Company's issuance of $205,000,000 face amount of Senior Subordinated Discount Notes at 12-1/4% in September 1995 and $60,000,000 face amount of Senior Subordinated Convertible Discount Notes at 10-3/4% in August 1995.

Other income for the current six month period consists of $500,000 resulting from the Company's agreement not to compete with Western Wireless within the Lubbock, TX MSA. The noncompete agreement is $3,000,000 for a period of three years.

There is no income tax provision for the six months ended June 30, 1995 primarily due to the Company fully utilizing its NOLs.

LIQUIDITY AND CAPITAL RESOURCES

The cellular telephone business requires substantial capital to acquire, construct and expand cellular telephone systems and to fund operating requirements. The Company historically has financed its acquisitions and other capital needs through the proceeds received from the issuance of debt securities, the sale of equity interests, borrowings, vendor credit facilities and more recently operating cash flow. As of June 30, 1996, the Company had $19,062,000 of cash and cash equivalents and working capital of $15,642,000.

During February 1996, the Company acquired substantially all of the assets of the system serving the PA-9 RSA (which represents 188,000 Pops) for $139 per Pop or $26,100,000 in cash. The PA-9 RSA abuts the Company's WV-2 RSA and McCaw/AT&T's Pittsburgh, PA MSA.

During April 1996, the Company consummated the acquisition of the NY-6 RSA consisting of approximately 111,000 Pops for approximately $19,800,000. Additionally, the Company acquired 83% of the Poughkeepsie, NY MSA which has approximately 263,000 Pops for approximately $38,900,000, with one-half paid in cash and the balance in a three-year prime note with a bullet maturity.

During July 1996, the Company consummated the sale of its recently acquired AL-4 RSA for $27,500,000 in cash or $200 per Pop.

On July 23, 1996, the Company acquired the WV-3 RSA (269,413 Pops) from a subsidiary of Horizon Cellular Telephone Company, L.P. for $35,000,000 in cash. The WV-3 RSA is situated directly south of the Company's PA-9 RSA and directly east of the Company's WV-2 RSA.

The Company has reached agreement, pursuant to which it will exchange certain of its Systems for, among other things, the Orange County, NY MSA and an additional 11.1% of the Company's majority-owned Poughkeepsie, NY MSA. Pursuant to the agreement, the Company will exchange an aggregate of 548,016 Net Pops consisting of its OH-9 RSA, a portion of its OH-10 RSA (excluding Perry and Hocking counties) and the Parkersburg, WV/Marietta, OH MSA for the Orange County, NY MSA (324,330 Pops), 11.1% of the Poughkeepsie, NY MSA (262,663 Pops), 12.2% of the Janesville, WI MSA (147,650 Pops) and approximately 23,571 additional net Pops, including small interests in the Eau Claire, WI and Wausau, WI MSAs (in each of which the Company currently has a majority interest). The

Orange County, NY MSA abuts the Company's NY-5 RSA to the north, the Company's Poughkeepsie, NY MSA to the east and the New York City MSA of McCaw/AT&T Wireless to the south and east (bordering Westchester, Putnam and Rockland counties). The exchange is subject to, among other things, FCC approval.

In connection with the pending disposition of the MI-2 RSA, the Company expects to receive gross proceeds of approximately $6 million.

The Company has expanded its marketing efforts significantly over prior periods, including but not limited to, the increased use of funds for advertising, cellular telephone inventory purchases and other expenditures relating to subscriber growth.

The Company has plans for future growth through acquisition which may require additional financing. Although the Company has historically been able to obtain such financing, there is no guarantee that such financing will continue to be available.

Part II.    Other Information

Item 1.     Legal Proceedings

      In a disputed acquisition on November 14, 1994, RFB Cellular, Inc. signed a contract to acquire the MI-2 RSA. The company believed it should have had the right to purchase the property and initiated legal proceedings. In May 1995, as a result of this litigation, the Court of Chancery of the State of Delaware awarded the Company the right to acquire the MI-2 RSA. The defendant in the lawsuit appealed the decision. On March 22, 1996, the Delaware Supreme Court reversed the lower court's decision and ordered the Company to unwind the acquisition and sell the license and operating assets to the defendant. The Company believes that the completion of this transaction will not result in any economic gain or loss and the loss of MI-2's future operating results will not be material to the Company's operations.

Item 2.     Changes in Securities

      None

Item 3.     Defaults upon Senior Securities

      None

Item 4.     Submission of Matters to a Vote of Security Holders

      None

Item 5.     Other Information

      None

Item 6.     Exhibits and Reports on Form 8-K

      None

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 PRICELLULAR WIRELESS CORPORATION

                                 By: /s/  Robert Price
                                     ------------------------
                                 Name:    Robert Price
                                 Title:   President

                                 By: /s/  Stuart Rosenstein
                                     ------------------------
                                 Name:    Stuart Rosenstein
                                 Title:   Vice President of Finance/
                                          Chief Financial Officer

Date: August 9, 1996

                                EXHIBITS INDEX
                                --------------



                    EXHIBIT 27    FINANCIAL DATA SCHEDULE