Form 10-Q
period 1996-09-30
PRICELLULAR WIRELESS CORP
filed 1996-10-17
CIK 935303

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549-1004

                                    Form 10-Q

(Mark One)

 [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the period ended September 30, 1996

                                       or

 [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period From to

                         Commission File Number 33-88350

                        PriCellular Wireless Corporation
           (Exact name of the registrant as specified in its charter)


                       Delaware                               13-3784318
            (State or other jurisdiction of                (I.R.S. Employer
            incorporation or organization)                Identification No.)

                 45 Rockefeller Plaza
                     New York, NY                                10020
       (Address of principal executive offices)                (Zip Code)

                                 (212) 459-0800
              (Registrant's telephone number, including area code)

                                 Not applicable
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock, $0.01 Par Value -- 100 shares as of October 10, 1996

                                      INDEX

                PriCellular Wireless Corporation and Subsidiaries

Part I. Financial Information

Item 1. Financial Statements
   Condensed Consolidated Balance Sheet -- September 30, 1996
     and December 31, 1995...........................................................................    2
   Condensed Consolidated Statements of Operations -- Three and Nine
     Months Ended September 30, 1996 and 1995........................................................    3
   Condensed Consolidated Statements of Cash Flows -- Nine Months
     Ended September 30, 1996 and 1995...............................................................    4
   Notes to Condensed Consolidated Financial Statements..............................................    5
Item 2. Management's Discussion and Analysis of Financial Condition and Results of
   Operations........ ...............................................................................    9

Part II. Other Information

Item 1. Legal Proceedings............................................................................   13
Item 2. Changes in Securities........................................................................   13
Item 3. Defaults Upon Senior Securities..............................................................   13
Item 4. Submission of Matters to a Vote of Security Holders..........................................   13
Item 5. Other Information............................................................................   13
Item 6. Exhibits and Reports on Form 8-K.............................................................   13
Signatures...........................................................................................   14

                          PART I. FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

                PriCellular Wireless Corporation and Subsidiaries

                      Condensed Consolidated Balance Sheets

                    (Dollars in Thousands, except share data)

                                                                                 SEPTEMBER 30,    DECEMBER 31,
                                                                                     1996             1995
                                                                                ---------------- ---------------
                                                                                  (Unaudited)

ASSETS
Current assets:
   Cash and cash equivalents                                                       $  25,234        $  26,669
   Accounts receivable (less allowance of $2,837 in 1996 and $2,076 in 1995)          14,802            8,725
   Due from affiliates                                                                    35              701
   Inventory                                                                           1,731            1,651
   Other current assets                                                                  723              568
                                                                                   ---------        ---------
Total current assets                                                                  42,525           38,314
Fixed assets -- at cost:
   Cellular facilities and equipment                                                  73,710           58,050
   Less accumulated depreciation                                                     (12,663)          (6,009)
                                                                                   ---------        ---------
Net fixed assets                                                                      61,047           52,041
Investment in cellular operations                                                     36,581           37,386
Cellular licenses (less accumulated amortization of $10,165 in 1996 and
   $3,833 in 1995)                                                                   390,373          305,375
Cellular license held for sale                                                         8,179             --
Deferred financing costs (less accumulated amortization of $2,070 in 1996
   and $971 in 1995)                                                                   8,938            9,989
Other assets                                                                          95               14
                                                                                   ---------        ---------
Total assets                                                                       $ 547,738        $ 443,119
                                                                                   =========        =========

LIABILITIES AND STOCKHOLDER'S EQUITY
   Current liabilities:
   Accounts payable and accrued expenses                                           $  17,859        $  15,385
   Long-term debt -- current portion                                                     389            1,971
   Income taxes payable                                                                  432              872
   Other current liabilities                                                           4,779            3,529
   Due to affiliate                                                                     --                126
                                                                                   ---------        ---------
Total current liabilities                                                             23,459           21,883
Long-term debt                                                                       324,793          278,225
Junior Subordinated Discount Note to Parent                                             --             20,425
Other long-term liabilities (including $7,911 of due to parent)                       10,379            1,673
Stockholder's equity:
   Common stock, $0.01 par value per share; 100 shares authorized,
      issued and outstanding                                                            --               --
   Additional paid-in capital                                                        211,642          130,291
   Accumulated deficit                                                               (22,535)          (9,378)
                                                                                   ---------        ---------
Total stockholder's equity                                                           189,107          120,913
                                                                                   ---------        ---------
Total liabilities and stockholder's equity                                         $ 547,738        $ 443,119
                                                                                   =========        =========



See notes to condensed consolidated financial statements.

                PriCellular Wireless Corporation and Subsidiaries

           Condensed Consolidated Statements of Operations (Unaudited)

                             (Dollars in Thousands)

                                                  THREE MONTHS ENDED               NINE MONTHS ENDED
                                                     SEPTEMBER 30                      SEPTEMBER 30
                                                 ------------------------        ------------------------
                                                    1996           1995            1996            1995
                                                 ---------       --------        --------        --------


REVENUES
Cellular service                                 $ 31,086        $ 10,599        $ 75,560        $ 23,696
Equipment sales                                       897             435           2,440             999
Other                                                 864             492           2,978             492
                                                 --------        --------        --------        --------
                                                   32,847          11,526          80,978          25,187

COSTS AND EXPENSES
Cost of cellular service                            8,479           2,620          20,999           6,353
Cost of equipment sold                              2,407           1,326           6,822           2,825
General and administrative                          4,564           2,212          12,067           5,126
Sales and marketing                                 4,044           1,995          11,568           4,002
Depreciation and amortization                       5,475           2,444          15,295           6,443
                                                 --------        --------        --------        --------
                                                   24,969          10,597          66,751          24,749
                                                 --------        --------        --------        --------

Operating income                                    7,878             929          14,227             438

OTHER INCOME (EXPENSE)
Net gain on sale of investment in cellular
   operations                                         177            --               177          11,598
Interest expense, net                              (9,830)         (3,858)        (28,623)        (10,750)
Other income, net                                     562             250           1,062             270
                                                 --------        --------        --------        --------
                                                   (9,091)         (3,608)        (27,384)          1,118
                                                 --------        --------        --------        --------
Net income (loss)                                $ (1,213)       $ (2,679)       $(13,157)       $  1,556
                                                 ========        ========        ========        ========




See notes to condensed consolidated financial statements.

                PriCellular Wireless Corporation and Subsidiaries

           Condensed Consolidated Statements of Cash Flows (Unaudited)

                             (Dollars in Thousands)

                                                                                       NINE MONTHS ENDED
                                                                                          SEPTEMBER 30
                                                                                    1996               1995
                                                                                  ----------        ---------


Net cash provided by (used in) operating activities                                $  25,445        $    (743)
                                                                                   ---------        ---------

INVESTING ACTIVITIES
Redemption of short-term investments                                                    --                991
Purchase of cellular equipment                                                       (12,966)          (5,120)
Purchase of cellular licenses                                                         (1,925)            --
Sale of investment in cellular operations                                             26,614           19,478
Acquisition of cellular operations, net of cash                                      (78,555)        (126,690)
Proceeds from parent                                                                   8,577             --
Amounts deposited in escrow to acquire cellular properties                              --             (8,000)
Investment in cellular operations                                                       (315)            (258)
                                                                                   ---------        ---------
Net cash used in investing activities                                                (58,570)        (119,599)
                                                                                   ---------        ---------

FINANCING ACTIVITIES
Proceeds from capital contributions                                                   33,613           21,278
Proceeds from issuance of 12-1/4% Senior Subordinated Discount Notes                    --            143,307
Proceeds from notes payable                                                             --             20,000
Repayments of notes payable and due to stockholder                                    (1,875)          (3,343)
Payments for deferred financing costs                                                    (48)          (5,475)
                                                                                   ---------        ---------
Net cash provided by financing activities                                             31,690          175,767
                                                                                   ---------        ---------
(Decrease) increase in cash and cash equivalents                                      (1,435)          55,425
Cash and cash equivalents at beginning of period                                      26,669           38,682
                                                                                   ---------        ---------
Cash and cash equivalents at end of period                                         $  25,234        $  94,107
                                                                                   =========        =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
   Interest                                                                        $     881        $     527
   Income taxes                                                                          440            3,250

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES
Purchase of cellular equipment                                                          --                 85
Capital contribution of assets from Parent                                            26,079            8,763
Debt issued in connection with acquisition of cellular license                        19,429             --

SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING ACTIVITIES
Contribution to capital of junior subordinated debt                                   21,659             --




See notes to condensed consolidated financial statements.

                PriCellular Wireless Corporation and Subsidiaries

              Notes to Condensed Consolidated Financial Statements

                               September 30, 1996



1. BASIS OF PRESENTATION

On October 21, 1994, PriCellular Corporation (100% stockholder of Wireless) ("Parent") contributed all of the assets, net of certain liabilities, to Wireless. The consolidated financial statements include the accounts of PriCellular Wireless Corporation and its subsidiaries (the "Company"). All significant intercompany items and transactions have been eliminated.

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

2. ACQUISITION OF CELLULAR OPERATIONS

NEW YORK CLUSTER

During April 1996, the Company consummated the acquisitions of the non-wireline NY-6 RSA and 83% of the non-wireline Dutchess County, NY MSA ("Poughkeepsie, NY MSA") from United States Cellular Corporation, boosting its New York contiguous cluster to over 750,000 Pops.

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

The Poughkeepsie, NY MSA abuts the Company's NY-6 RSA and NY-5 RSA and extends the Company's New York cluster across the Hudson Valley from the Connecticut and Massachusetts borders 100 miles west to the Binghamton, NY area. The MSA has approximately 263,000 Pops of which the Company acquired 83% for $178 per Pop or $38,900,000, with one-half paid in cash and the balance in a three-year note bearing interest at the prime rate.

                PriCellular Wireless Corporation and Subsidiaries

2. ACQUISITION OF CELLULAR OPERATIONS (CONTINUED)

During October 1996, the Company consummated an agreement with Vanguard Cellular Systems, Inc. in which it exchanged certain of its Systems for, among other things, the Orange County, NY MSA and an additional 11.1% of the Company's majority-owned Poughkeepsie, NY MSA. Pursuant to the agreement, the Company exchanged an aggregate of 548,016 Net Pops consisting of its OH-9 RSA, a portion of its OH-10 RSA (excluding Perry and Hocking counties) and the Parkersburg, WV/Marietta, OH MSA for the Orange County, NY MSA (324,323 Pops), 11.1% of the Poughkeepsie, NY MSA (262,663 Pops), 12.2% of the Janesville, WI MSA (18,013 net
Pops) and approximately 23,571 additional net Pops, including small interests in the Eau Claire, WI and Wausau, WI MSAs (in each of which the Company currently has a majority interest). The Orange County, NY MSA abuts the Company's NY-5 RSA to the north, the Company's Poughkeepsie, NY MSA to the east and the New York City MSA of McCaw/AT&T Wireless to the south and east (bordering Westchester, Putnam and Rockland counties).

MID-ATLANTIC CLUSTER

During February 1996, the Company consummated the acquisition of the non-wireline cellular system serving the PA-9 RSA from United States Cellular Corporation for approximately $26,100,000 or $139 per Pop. The payment was made by the Company's parent which simultaneously contributed the system to the Company. The PA-9 RSA has approximately 188,000 Pops and abuts the Company's Ohio Cluster on the south and McCaw/AT&T's Pittsburgh MSA on the north.

During July 1996, the Company consummated the acquisition of the non-wireline cellular system serving the WV-3 RSA from Horizon Cellular Telephone Company for approximately $34,700,000. The WV-3 RSA has approximately 269,000 Pops and abuts the Company's PA-9 RSA and WV-2 RSA.

               PriCellular Wireless Corporation and Subsidiaries

3. DISPOSITION OF CELLULAR OPERATIONS

On July 1, 1996, the Company consummated the sale of its AL-4 RSA for approximately $27,500,000 in cash or $200 per Pop of which $2,500,000 is attributable to a two year covenant not to compete. The Company acquired this stand-alone RSA in November 1995, for $10,000,000 in cash and $10,000,000 in a five-year, 4% note that was subsequently converted into 1,468,860 shares of the Parent's Class A Common Stock on the closing date. In addition, during the quarter the Company sold an investment in minority Pops. As a result of both transactions the Company recognized a net gain of $177,000.

The pro forma unaudited condensed results of operations for the nine months ended September 30, 1996, assuming the acquisitions listed in Note 2 and the disposition of the AL-4 RSA were consummated as of the beginning of the period, are as follows:



      Revenues........................................................................  $     81,962,000
      Net loss........................................................................  $   (16,329,000)


4. CAPITAL CONTRIBUTION

The Company's Parent issued 96,000 shares of Series A cumulative convertible preferred stock. The issuance resulted in net proceeds to the Parent of approximately $80,000,000, of which $33,600,000 was contributed to the Company.

On September 30, 1996, the Company's Parent, contributed $21,659,000 of capital in the form of forgiving the junior subordinated note.

5. PENDING TRANSACTIONS

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

               PriCellular Wireless Corporation and Subsidiaries

5. PENDING TRANSACTIONS (CONTINUED)

On September 4, 1996, the Company entered into an agreement with a subsidiary of BellSouth Corporation pursuant to which it will effectively exchange, subject to certain conditions including FCC approval, its stand-alone wireline Systems in Alabama for both the non-wireline WI-4 RSA and $18,000,000 in cash ($2,000,000 of which is attributable to a two year covenant not to compete). The Systems to be exchanged are the Company's 136,816 Pop Florence, AL MSA and its 62,035 Pop AL-1B RSA. The WI-4 RSA abuts the Company's MI-1 RSA to the northeast, its WI-3 RSA to the northwest, and its Wausau, WI MSA to the west.

On September 27, 1996, the Company entered into an agreement to purchase, subject to certain conditions including FCC approval, the non-wireline WI-2 RSA for approximately $4,300,000 in cash (approximately $51 per Pop). The system is contiguous to the Company's Eau Claire, WI MSA, WI-1 and WI-3 RSA's and its MI-1 RSA.

6. SUBSEQUENT EVENTS

During October 1996, the Company and Parent entered into an agreement, subject to, among other things, FCC approval and negotiation of definitive documentation, with a subsidiary of Horizon Cellular Telephone Company, L.P. to purchase four non-wireline RSAs in Kentucky consisting of approximately 775,000 Net Pops for $116,500,000 consisting of $94,000,000 in cash and $22,500,000 in the Parent's Class A Common Stock. Parent has agreed to contribute to the Company as an equity contribution the assets it will acquire pursuant to the Kentucky Cluster Acquisition. This will make the fourth operating cluster established by the Company within two years of the Parent's Initial Public Offering.

The acquisition will be financed with approximately $140,000,000 of debt financing, which the Company is currently in the process of obtaining.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The current three month period ending September 30, 1996 reflects the continuing strong financial growth of the Company's operations. Net subscriber additions exceeded 46,000 and 16,000 for the nine and three months ended September 30, 1996, respectively.

Of the approximately 4,200,000 Pops in the Company's markets as of September 30, 1996, 2,400,000 or 57% are not included in the Company's financial results prior to October 1, 1995. Thus a comparison for the three and nine month periods is neither meaningful nor indicative of the Company's results of operations or future growth.

Although the Company expects to incur net accounting losses for the foreseeable future due primarily to interest and amortization it currently is experiencing increased positive earnings before interest, taxes, depreciation and amortization ("EBITDA").

Three Months Ended September 30, 1996 Compared with Three Months Ended September 30, 1995

Revenues for the quarter ended September 30, 1996 increased to $32,847,000 (consisting of cellular service revenues of $31,086,000, equipment sales revenues of $897,000 and other revenues of $864,000) from $11,526,000 (consisting of cellular service revenues of $10,599,000, equipment sales revenues of $435,000 and other revenue of $492,000).

Total operating expenses for the quarter ended September 30, 1996 increased to $24,969,000 (consisting of cost of cellular service of $8,479,000, cost of equipment sold of $2,407,000, general and administrative expenses of $4,564,000, sales and marketing expenses of $4,044,000 and depreciation and amortization of $5,475,000) from $10,597,000 of operating expenses for the quarter ended September 30, 1995 (consisting of cost of cellular service of $2,620,000, cost of equipment sold of $1,326,000, general and administrative expenses of $2,212,000, sales and marketing expenses of $1,995,000 and depreciation and amortization of $2,444,000).

The primary factors contributing to the increase in revenues, operating expenses and operating income were through acquisitions of operating systems and the growth from existing system operations.

Interest expense, net increased to $9,830,000 from $3,858,000 due to the Company's issuance of $205,000,000 face amount of Senior Subordinated Discount Notes at 12-1/4% and the junior subordinated discount note to Parent in September 1995 and the issuance of the Poughkeepsie Note on April 23, 1996. The Company expects interest expense to increase in the future as a result of the issuance of the incurrence of approximately $140,000,000 of debt financing in connection with the Kentucky acquisition, which the Company is currently in the process of obtaining.

Other income for the current quarter consists of $250,000 resulting from the Company's agreement not to compete with Western Wireless within the Lubbock, TX MSA and $312,000 resulting from the Company's two year agreement not to compete connected with the sale of the AL-4 RSA on July 1, 1996. The non-compete agreement with Western Wireless was $3,000,000 over a three year period commencing December 1, 1994. The prior three month period includes $250,000. The non-compete agreement related to the sale of AL-4 was for $2,500,000 over a two year period.

Other income (expense) includes for 1996 the sale of the Company's AL-4 RSA as well as the sale of an investment in minority Pops. The result of both transactions resulted in a net gain of $177,000.

Nine Months Ended September 30, 1996 Compared with Nine Months Ended September 30, 1995

Revenues for the nine months ended September 30, 1996 increased to $80,978,000 (consisting of cellular service revenues of $75,560,000, equipment sales revenues of $2,440,000 and other revenues of $2,978,000) from $25,187,000 (consisting of cellular service revenues of $23,696,000, equipment sales revenues of $999,000 and other revenue of $492,000).

Total operating expenses for the nine months ended September 30, 1996 increased to $66,751,000 (consisting of cost of cellular service of $20,999,000, cost of equipment sold of $6,822,000, general and administrative expenses of $12,067,000, sales and marketing expenses of $11,568,000 and depreciation and amortization of $15,295,000) from $24,749,000 (consisting of cellular service of $6,353,000, cost of equipment sold of $2,825,000, general and administrative expenses of $5,126,000, sales and marketing expenses of $4,002,000 and depreciation and amortization of $6,443,000).

The principal factors contributing to the increases in revenues, operating expenses and operating income were through acquisitions of operating systems and the growth from existing system operations.

Other income (expense) includes for 1996 the sale of the Company's AL-4 RSA as well as the sale of an investment in minority Pops which transactions resulted in a net gain of $177,000. For the comparable period in 1995, other income (expense) includes the gain on sale of the Company's investment in cellular operations of the non-wireline system serving the Abilene, TX MSA.

Other income for the current nine month period consists of $750,000 resulting from the Company's agreement not to compete with Western Wireless within the Lubbock, TX, MSA and $312,000 resulting from the Company's two year agreement not to compete connected with the sale of the AL-4 RSA on July 1, 1996. The prior nine month period includes $250,000 for the not to compete agreement with Western Wireless.

Liquidity and Capital Resources

The cellular telephone business requires substantial capital to acquire, construct and expand cellular telephone systems and to fund operating requirements. The Company historically has financed its acquisitions and other capital needs through the proceeds received from the issuance of debt securities, the sale of equity interests, borrowings, vendor credit facilities and, more recently, operating cash flow. As of September 30, 1996, the Company had $25,234,000 of cash and cash equivalents and $19,066,000 of working capital.

During February 1996, the Company acquired substantially all of the assets of the system serving the PA-9 RSA (which represents 188,000 Pops) for $139 per Pop or $26,100,000 in cash. The PA-9 RSA abuts the Company's WV-2 RSA and McCaw/AT&T's Pittsburgh, PA MSA. The payment was made by the Company's Parent which simultaneously contributed the system to the Company.

During April 1996, the Company consummated the acquisition of the NY-6 RSA consisting of approximately 111,000 Pops for approximately $19,800,000. Additionally, the Company acquired 83% of the Poughkeepsie, NY MSA which has approximately 263,000 Pops for approximately $38,900,000, with one-half paid in cash and the balance in a three-year note bearing interest at the prime rate.

On July 1, 1996, the Company consummated the sale of its stand-alone AL-4 RSA for approximately $27,500,000 in cash or $200 per Pop.

During July 1996, the Company consummated the acquisition of the non-wireline cellular system serving the WV-3 RSA for approximately $34,700,000 in cash. The WV-3 RSA has approximately 269,000 Pops and abuts the Company's PA-9 RSA and WV-2 RSA.

During October 1996, the Company consummated an agreement with Vanguard Cellular Systems, Inc., in which it exchanged certain of its Systems for, among other things, the Orange County, NY MSA and an additional 11.1% of the Company's majority-owned Poughkeepsie, NY MSA. Pursuant to the agreement, the Company exchanged an aggregate of 548,016 Net Pops consisting of its OH-9 RSA, a portion of its OH-10 RSA (excluding Perry and Hocking counties) and the Parkersburg, WV/Marietta, OH MSA for the Orange County, NY MSA (324,323 Pops), 11.1% of the Poughkeepsie, NY MSA (262,663 Pops), 12.2% of the Janesville, WI MSA (18,013 net
Pops) and approximately 23,571 additional net Pops, including small interests in the Eau Claire, WI and Wausau, WI MSAs (in each of which the Company currently has a majority interest). The Orange County, NY MSA abuts the Company's NY-5 RSA to the north, the Company's Poughkeepsie, NY MSA to the east and the New York City MSA of McCaw/AT&T Wireless to the south and east (bordering Westchester, Putnam and Rockland counties).

On September 4, 1996, the Company entered into an agreement with a subsidiary of BellSouth Corporation pursuant to which it will effectively exchange, subject to certain conditions including FCC approval, its stand-alone wireline Systems in Alabama for both the WI-4 RSA and $18,000,000 in cash ($2,000,000 of which is attributable to a covenant not to compete). The Systems to be exchanged are the Company's 136,816 Pop Florence, AL MSA and its 62,035 Pop AL-1B RSA. The WI-4 RSA abuts the Company's MI-1 RSA to the northeast, its WI-3 RSA to the northwest and its Wausau, WI MSA to the west.

On September 27, 1996, the Company entered into an agreement to purchase, subject to certain conditions including FCC approval, the WI-2 RSA for approximately $4,300,000 in cash (approximately $51 per Pop). The system is contiguous to the Company's Eau Claire, WI MSA, WI-1 and WI-3 RSA's and its MI-1 RSA.

During October 1996, the Company and Parent entered into an agreement, subject to among other things FCC approval, and negotiation of definitive documentation, with a subsidiary of Horizon Cellular Telephone Company, L.P. to purchase four RSAs in Kentucky consisting of approximately 775,000 Net Pops for $116,500,000 consisting of $94,000,000 in cash and $22,500,000 in the Parent's Class A Common Stock. Parent has agreed to contribute to the Company as an equity contribution the assets it will acquire pursuant to the Kentucky Cluster Acquisition. This will establish the Company's fourth operating cluster within two years of its Initial Public Offering.

The acquisition will be financed by the issuance of approximately $140,000,000 of debt financing, which the Company is currently in the process of obtaining.

In connection with the pending disposition of the MI-2 RSA, the Company expects to receive gross proceeds of approximately $6,500,000.

The Company has expanded its marketing efforts significantly over prior periods, including but not limited to, the increased use of funds for advertising, cellular telephone inventory purchases and other expenditures relating to subscriber growth.

The Company has plans for future growth through acquisition which may require additional financing. Although the Company has historically been able to obtain such financing, there is no assurance that such financing will continue to be available.

On September 30, 1996, the Company's Parent contributed $21,659,000 of capital in the form of forgiving the junior subordinated note.

                           PART II. OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

In a disputed acquisition on November 14, 1994, RFB Cellular, Inc. signed a contract to acquire the MI-2 RSA. The Company believed it should have had the right to purchase the property and initiated legal proceedings. In May 1995, as a result of this litigation, the Court of Chancery of the State of Delaware awarded the Company the right to acquire the MI-2 RSA. The defendant in the lawsuit appealed the decision. On March 22, 1996, the Delaware Supreme Court reversed the lower court's decision and ordered the Company to unwind the acquisition and sell the license and operating assets to the defendant. The Company believes that the completion of this transaction will not result in any economic gain or loss and the loss of MI-2's operating results will not be material to the Company's results of operations.

ITEM 2. CHANGES IN SECURITIES

   None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

   None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   None

ITEM 5. OTHER INFORMATION

   None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

   None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           PriCellular Wireless Corporation

                                           By:  /s/ Robert Price
                                                --------------------------------
                                           Name:    Robert Price
                                           Title:   President/



                                           By:  /s/ Stuart Rosenstein
                                                --------------------------------
                                           Name:    Stuart Rosenstein
                                           Title:   Vice President of Finance/
                                                    Chief Financial Officer



   Date: October 17, 1996