Form 10-K
period 1996-12-31
PRICELLULAR WIRELESS CORP
filed 1997-02-14
CIK 935303

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    Form 10-K

(Mark One)
     X         Annual Report Pursuant to Section 13 or 15(d) of the
    ---        Securities Exchange Act of 1934

               For the Fiscal Year Ended December 31, 1996

                                       or

    ___ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the transition period from _________ to _________

                        Commission File Number: 33-88350

                        PriCellular Wireless Corporation
             (Exact name of registrant as specified in its charter)

          Delaware                                     13-3784318
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                      Identification No.)

          45 Rockefeller Plaza
          New York, New York                             10020
(Address of principal executive offices)               (Zip Code)

       Registrant's telephone number, including area code: (212) 459-0800

                              --------------------

     Securities registered pursuant to Section 12(b) of the Act: NONE Securities registered pursuant to Section 12(g) of the Act: NONE


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best knowledge of the registrant, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of January 24, 1997 was $0.

The number of shares outstanding of each class of the registrant's common stock, as of January 24, 1997: 100.

Documents incorporated by reference: None.

The registrant meets the conditions set forth in General Instruction J(1)(a) and
(b) of Form 10-K and is therefore filing this form with the reduced disclosure format.

                                Table of Contents


Part I

Item 1.          Business..................................................    2
                 General...................................................    2
                 Cellular Markets and Systems..............................    3
                 Acquisitions and Dispositions.............................    6
                 Business Strategy.........................................    9
                 Cellular Operations.......................................   11
                 Overview of Cellular Telephone Industry...................   17
                 Regulations...............................................   22
Item 2.          Properties................................................   25
Item 3.          Legal Proceedings.........................................   26
Item 4.          Submission of Matters to a Vote of Security Holders.......   26

Part II

Item 5.          Market for the Company's Common Equity and
                   Related Stockholder Matters.............................   27
Item 6.          Selected Financial Data...................................   27
Item 7.          Management's Discussion and Analysis of Financial
                   Condition and Results of Operations.....................   28
Item 8.          Financial Statements and Supplementary Data...............   32
Item 9.          Changes in and Disagreements with Accountants on
                   Accounting and Financial Disclosure.....................   32

Part III

Items 10., 11.,
  12. and 13.    Directors and Executive Officers of the Registrant,
                   Executive Compensation, Security Ownership of
                   Certain Beneficial Owners and Management and
                   Certain Relationships and Related Transactions..........   33

Part IV

Item 14.         Exhibits, Financial Statement Schedules and Reports
                   on Form 8-K.............................................   34

Exhibit Index      ........................................................   34

Signatures         ........................................................   37

                                     Part I

Unless otherwise indicated all references herein to "PriCellular" or the "Company" include its subsidiaries and predecessors. See "Item 1.
Business-Certain Terms" for the definitions of certain other terms used herein.

Item 1.   Business.

General

PriCellular, through its subsidiaries, owns and operates FCC licensed cellular telephone systems in the United States, primarily in smaller MSAs and strategically located RSAs. PriCellular owns cellular interests representing approximately 4.8 million Net Pops. These interests consist principally of four large operating clusters of cellular Systems:

     Upper Midwest Cluster--a 1.7 million Net Pop cluster of 14 non-wireline Systems covering approximately 70,000 contiguous square miles in Minnesota, Wisconsin and Michigan. Mid-Atlantic Cluster--an 857,000 Net Pop cluster of five contiguous non-wireline Systems consisting of five RSAs in Ohio, Pennsylvania and West Virginia covering more than 10,000 contiguous square miles. New York Cluster--a 1.1 million Net Pop cluster of two MSAs and two RSAs covering more than 8,000 contiguous square miles in suburban New York located between New York City and the Albany, NY MSA of SBC Communications Inc., formerly Southwestern Bell Corporation ("Southwestern Bell"). Kentucky Cluster--a 785,000 Net Pop cluster of four RSAs adjacent to Louisville and Lexington, KY. These 38 counties cover more than 13,000 square miles.

In addition, the Company owns a 44.5% interest in a joint venture with Southwestern Bell (which is managed and operated by Southwestern Bell), representing 264,000 Net Pops, and certain other cellular interests.

PriCellular is a wholly-owned subsidiary of PriCellular Corporation ("Parent"). Parent completed an initial public offering of its Class A Common Stock in December 1994. Its principal stockholders include members of the family of Robert Price, President of the Company, AT&T Wireless Services, Inc. ("McCaw/Wireless"), a subsidiary of AT&T Corp. ("AT&T"), Aeneas Venture Corporation, an affiliate of Harvard Private Capital Group, Inc. and a wholly owned subsidiary of the President and Fellows of Harvard College, Spectrum Equity Investors, L.P., ("Spectrum"), The Thomas H. Lee Company, Sandler Capital Management and The Public School Employes' Retirement System of Pennsylvania. During 1994 and 1995, these stockholders invested in excess of $135.0 million in exchange for their current equity interests. McCaw/AT&T Wireless' investment in the Company consisted of cash, minority interests and a significant amount of capital equipment.

The Company has a strategic alliance with McCaw/AT&T Wireless which allows the Company to take advantage of McCaw/AT&T Wireless' acquisition experience, and benefit from McCaw/AT&T Wireless' volume purchasing power. The Company purchases landline interlata telephone service for its switched cellular systems and cellular telephones at volume discounts through its relationship with McCaw/AT&T Wireless thereby minimizing two of the principal costs associated with providing cellular service and acquiring new subscriber additions. The volume discounts also extend to the equipment necessary for the Company's system development and expansion thereby reducing the Company's capital expenditures. The Company believes that the proximity of three of its operating clusters to McCaw/AT&T Wireless' Systems affords significant opportunities for joint marketing, promotions and other programs. The Company's Upper Midwest Cluster is contiguous to McCaw/AT&T Wireless' Systems serving the Minneapolis/St. Paul, MN MSA and the St. Cloud, MN MSA.

The Company's Mid-Atlantic Cluster borders the Pittsburgh, PA, Steubenville, OH and Wheeling, WV MSAs, which are owned by McCaw/AT&T Wireless. The Company's New York Cluster abuts the northern border of McCaw/AT&T Wireless' New York City MSA, including Westchester and Rockland counties. The New York Cluster is also adjacent to three MSAs owned by Southwestern Bell, with whom the Company has a joint venture in Illinois and Texas.

The Company's acquisition strategy is to continue to expand its current clusters through the acquisition of contiguous properties and, secondarily, to target for purchase other small to mid-sized MSAs and strategic RSAs that it believes are undervalued, underdeveloped or that possess traits indicative of potentially high cellular usage and superior financial performance. The operation of contiguous markets permits the Company to provide broad areas of uninterrupted service and achieve certain economies of scale, including certain centralized marketing, administrative and engineering functions. The Company believes that smaller MSAs and certain RSAs often exhibit a concentration of small businesses, longer commute times and well-traveled roads, all indicators of strong cellular use. Many of these markets serve as hubs for retail trading areas and as business, cultural or medical centers for populations spread over wide geographic areas. In addition, management believes that because its markets are less densely populated, they are less likely to face the level of competition expected to be experienced in large urban areas.

The Company's operating strategy is, upon acquiring a cellular system, to effect significant management, operational and organizational changes in order to increase the number and quality of subscribers and enhance operating cash flow, while controlling costs to acquire subscribers and promoting superior customer service. Management believes that the majority of its Systems are in the early stages of their growth cycle and represent significant growth opportunities. In addition, many of these systems were underdeveloped prior to their acquisition by the Company. After selectively upgrading the engineering in its cellular network, the Company has implemented aggressive marketing programs to add subscribers and reduce deactivations or "churn." In its Systems, the Company markets under the CELLULARONE(R) brand name and participates in the North American Cellular Network ("NACN"), a cellular network whose goal is to make cellular service "seamless" across system borders throughout North America.

A key element of the Company's operating strategy is the positioning of its cellular systems as the quality local service provider. The Company's chain of local retail stores, which are staffed with sales and customer service representatives, differentiate the Company from many of its larger competitors, which frequently centralize customer service and other functions outside the local market. In addition, these stores provide the Company with more control over the sales process than if it relied upon independent agents. Management believes that the Company's local presence enhances its ability to provide a higher level of customer service and satisfaction.

The Company was incorporated under the laws of the State of Delaware on August 23, 1994. In October 1994, all of the assets of Parent were transferred from Parent to the Company. The principal executive offices of the Company are located at 45 Rockefeller Plaza, New York, New York 10020 and its telephone number is (212) 459-0800.

Cellular Markets and Systems

The table on the next page summarizes certain information concerning the Company's markets assuming the acquisition of the remaining shares of Cellular Information Systems, Inc. ("CIS") Stock by the Company. The Company acquired a controlling interest in CIS in November 1994. See "Acquisitions and Dispositions."

Cellular Markets and Systems

                                                    Total                                               Date of
                  Market(a)                          Pops           Ownership         Net Pops        Acquisition
-----------------------------------------------------------------------------------------------------------------
Upper Midwest Cluster
Duluth, MN/Superior, WI MSA                         240,234           100.0%           240,234        04/28/94
Eau Claire, WI MSA                                  143,701            97.1%           139,588        04/28/94
Wausau, WI MSA                                      121,727            95.4%           116,069        03/28/95
MN-2A RSA                                            38,766           100.0%            38,766        07/07/95
MN-3 RSA                                             59,528           100.0%            59,528        04/28/94
MN-4 RSA                                             15,226           100.0%            15,226        07/27/95
MN-5 RSA                                            207,107           100.0%           207,107        07/07/95
MN-6 RSA                                            220,067           100.0%           220,067        11/23/94 (b)
WI-1 RSA                                            110,749           100.0%           110,749        04/28/94
WI-2 RSA                                             85,645           100.0%            85,645        11/18/96
WI-3 RSA                                            140,697           100.0%           140,697        11/23/94 (b)
WI-4 RSA                                            118,993           100.0%           118,993        01/07/97
WI-6A RSA                                            32,939           100.0%            32,939        11/23/94 (b)
MI-1 RSA                                            203,391           100.0%           203,391        03/07/95
Mid-Atlantic Cluster
OH-7 RSA                                            257,290           100.0%           257,290        09/27/95
OH-10A RSA                                           62,345           100.0%            62,345        09/29/95
PA-9 RSA                                            188,096           100.0%           188,096        02/02/96
WV-2 RSA                                             79,567           100.0%            79,567        12/20/95
WV-3 RSA                                            269,709           100.0%           269,709        07/23/96
New York Cluster
Orange County, NY MSA                               327,053           100.0%           327,053        10/17/96
Poughkeepsie, NY MSA                                263,723            94.8%           249,942        04/23/96
NY-5 RSA                                            382,180           100.0%           382,180        12/29/95
NY-6 RSA                                            111,373           100.0%           111,373        04/23/96
Kentucky Cluster
KY-4 RSA                                            245,952           100.0%           245,952        01/07/97
KY-5 RSA                                            158,204           100.0%           158,204        01/07/97
KY-6 RSA                                            260,920           100.0%           260,920        01/07/97
KY-8 RSA                                            119,840           100.0%           119,840        01/07/97
Southwestern Bell Joint Venture
Laredo, TX MSA                                      176,162            44.5%            78,392        11/30/95 (b)
IL-4 RSA                                            216,119            44.5%            96,173        11/30/95 (b)
IL-6 RSA                                            201,234            44.5%            89,549        11/30/95 (b)
Other Interests                                      n/a               n/a              81,633         various
                                               ------------                       ------------
Total                                             5,058,537                          4,787,217
                                               ============                       ============

(a) All of the Company's licenses are non-wireline licenses with the exception of the license for the Laredo, TX MSA.

(b) Assumes the acquisition of the remaining shares of Cellular Information Systems, Inc. ("CIS"). On November 23, 1994, the Company acquired approximately 90.8% (on a fully diluted basis) of the equity of CIS. As of December 31, 1996, the Company owned approximately 93.3% (on a fully diluted basis) of the equity of CIS.

Markets

Upper Midwest Cluster

The Upper Midwest Cluster consists of approximately 1.7 million Net Pops in 14 contiguous Systems and covers over 70,000 square miles. The Upper Midwest Cluster includes four of the Company's original Systems acquired in April 1994 and has grown steadily to 14 Systems through the acquisition of three Systems in November 1994, two Systems in March 1995, three Systems in July 1995, one System in November 1996 and one System in January 1997.

The Systems in the Upper Midwest Cluster all operate under the CELLULARONE(R) brand name. The Systems in the Upper Midwest Cluster compete against various wireline cellular service providers marketing under six different names. Management believes that the diversity of competitors operating under various names and the Company's use of the CELLULARONE(R) brand name affords the Company marketing, advertising and other operational advantages relative to those competitors. These advantages include advertising and marketing the Company's services as a single brand name on a regional basis, allowing the Company to set regional roaming rates, being a single cellular service provider to corporate accounts, allowing calls to be handed-off between cell sites that cross market borders and reducing the number of dropped calls as subscribers exit an individual license area.

The Mid-Atlantic Cluster

The Mid-Atlantic Cluster comprises approximately 857,000 Pops and includes portions of southeastern Ohio as well as adjacent portions of Pennsylvania and northern West Virginia south of Pittsburgh. The Mid-Atlantic Cluster was established with the acquisition of two Systems in September 1995 and currently includes five contiguous RSAs as a result of acquisitions in December 1995, February 1996 and July 1996. Prior to the Company's acquisition of the Mid-Atlantic Cluster, the Systems constituting the Mid-Atlantic Cluster were owned by three distinct companies and operated as separate markets with separate switching equipment. Management believes that the operation of these contiguous Systems as a cluster will generate significant operational and marketing synergies. In addition, the Mid-Atlantic Cluster abuts Columbus, OH and three MSAs owned by McCaw/AT&T Wireless including its Pittsburgh, PA System, affording the opportunity for joint marketing and promotions.

The New York Cluster

The Company's New York Cluster consists of approximately 1.1 million Net Pops and over 8,000 square miles in suburban New York. The New York Cluster is adjacent to McCaw/AT&T Wireless' New York City MSA and is located between the New York City MSA and Southwestern Bell's Albany, NY MSA. The New York Cluster was established with the acquisition of the NY-5 RSA in December 1995 and currently includes two MSAs and two RSAs as a result of acquisitions in April and October of 1996. With the recent addition of the Orange County, NY MSA, the Company's New York Cluster includes the entire Hudson Valley/Catskill region, thereby creating significant marketing and promotional synergies and opportunities.

The Orange County, NY MSA is directly north of the New York City MSA and abuts Westchester, Putnam and Rockland counties. Serving as a residential community of metropolitan New York, Orange County includes the cities of Newburgh, Middletown, Port Jervis and the affluent towns of Tuxedo and Warwick. Major tourist destinations include The United States Military Academy at West Point, Storm King State Park and Sterling Forest. The MSA contains more than 40 miles of the New York State Thruway (I-87), approximately 50 miles of I-84 and 35 miles of Route 17.

The Kentucky Cluster

The Kentucky Cluster consists of four RSAs consisting of approximately 785,000 Pops and 13,000 square miles. Three of the RSAs (KY-4, 5 and 6) form a contiguous cluster encompassing all of Kentucky south of Louisville and Lexington and north of the Nashville, TN MSA and other Tennessee markets. The 120,000 Pop KY-8 RSA serves the northeastern suburbs of Lexington.

The Southwestern Bell Joint Venture

The Company owns 44.5% of a joint venture with Southwestern Bell in which the Company contributed its System serving the Laredo, TX MSA and SBC contributed its Systems serving the IL-4 RSA and IL-6 RSA (the "Southwestern Joint Venture"). The Company owns 44.5% of the Systems serving the combined 593,515 Pops, or 264,114 Net Pops. The Southwestern Joint Venture was consummated on November 30, 1995.

Pursuant to the Southwestern Joint Venture, the Company will receive guaranteed preferential distributions in the first four years of the Southwestern Joint Venture increasing from $3.3 million in the first year to $5.8 million in the last year. The Company will have the option to remain in the Southwestern Joint Venture for four years or "put" its Joint Venture interest in the Southwestern Joint Venture to Southwestern Bell at any time during the four year period at a price beginning at $28.5 million and increasing to approximately $39.0 million at the end of the four year period. Southwestern Bell had the right to purchase the Company's interest during the first year at approximately $56.0 million and has the right to purchase the Company's interest on the day prior to Southwestern Joint Venture's fourth anniversary at 5% above the then "put" price. Southwestern Bell will have operating control of these properties during the term of the Southwestern Joint Venture.

Acquisitions and Dispositions

Recent Transactions

During 1995, 1996 and January 1997, the Company consummated several strategic acquisitions which expanded its Upper Midwest Cluster, established the Mid-Atlantic Cluster, the New York Cluster and the Kentucky Cluster. In addition, during July 1996, November 1996 and January 1997, the Company disposed of its standalone wireline Systems in Alabama and its MI-2 RSA which were considered by management to be non-strategic.

Expansion of Upper Midwest Cluster

On March 7, 1995, the Company acquired from Buckhead Telephone Company the assets of the System serving the MI-1 RSA (which represents 203,391 Pops) for approximately $17.7 million in cash.

On March 28, 1995, the Company acquired a 50.02% general partnership interest and a 0.58% limited partnership interest in Wausau Cellular Limited Partnership, a Delaware limited partnership that wholly owns the System serving the Wausau, WI MSA (116,069 Net Pops) for $5.4 million in cash.

On July 7, 1995, the Company consummated a transaction with Western Wireless Corporation ("Western Wireless") pursuant to which the Company exchanged the System serving the Lubbock, TX MSA (229,051 Pops) for approximately 330,000 Net Pops, most of which are contiguous to the Upper Midwest Cluster. The Net Pops acquired consist of the System serving the MN-5 RSA, the portion of the System serving the MN-3 RSA that the Company did not own, a portion of the MN-2 RSA (Beltrami County), approximately 87.0% of the System serving the Alton/Granite City, IL MSA, an additional 10.0% of the System serving the Eau Claire, WI MSA and an additional 14.5% of the System serving the Wausau, WI MSA. In addition, Western Wireless agreed to pay the Company $3.0 million in exchange for the Company's agreement not to compete with Western Wireless within the Lubbock, TX MSA for a period of three years following the exchange. Western Wireless retained ownership of certain cell sites and other capital equipment.

On August 10, 1995, the Company acquired from Louise Hart 49.0% of the System serving the MN-4 RSA (7,461 Net Pops), for approximately $75,000. In addition, the Company entered into an agreement, in accordance with FCC rules, to provide management and operation services to the MN-4 RSA.

On November 18, 1996, the Company acquired from Wisconsin II Venture the 85,645 Pop WI-2 RSA for approximately $4.3 million in cash, or $50 per Pop. Prior thereto, the Company had interim operating authority for the WI-2 RSA.

In January 1997, the Company entered into two transactions with a subsidiary of Bell South Corporation. The standalone wireline systems serving the Florence, AL MSA (136,816 Pops) and AL 1B RSA (62,035 Pops) were sold for $24,000,000 in cash, of which $2,000,000 is attributable to a two year covenant not to compete. The transactions resulted in a gain of approximately $8,000,000. In addition, the Company acquired for $6,000,000 the WI-4 RSA (118,993 Pops). The WI-4 RSA abuts the Company's MI-1 RSA to the northeast, its WI-3 RSA to the northwest and its Wausau, WI MSA to the west.

The Mid-Atlantic Cluster Acquisitions

On September 27, 1995, the Company acquired from United States Cellular Corporation ("USCC") substantially all of the assets of the System serving the OH-7 RSA (257,290 Pops) for $39.8 million in cash.

On December 20, 1995, the Company acquired from USCC substantially all of the assets of the System serving the WV-2 RSA (79,567 Pops) for $7.8 million in cash.

On February 2, 1996, the Company acquired from USCC substantially all of the assets of the System serving the PA-9 RSA (188,096 Pops) for $26.1 million in cash.

On July 23, 1996, the Company acquired all of the assets of the System serving the WV-3 RSA (269,709 Pops) from a subsidiary of Horizon Cellular Telephone Company, L.P. for $35.0 million in cash.

The New York Cluster Acquisitions

On December 29, 1995, the Company acquired from Cellular of Upstate New York Inc. substantially all of the assets of the System serving the NY-5 RSA (382,180
Pops) for approximately $65.9 million in cash.

On April 23, 1996, the Company acquired from subsidiaries of USCC the System serving the NY-6 RSA (111,373 Pops) and 83% of the System serving the Poughkeepsie, NY MSA (218,890 Net Pops). The Company acquired substantially all of the assets serving the NY-6 RSA for approximately $19.8 million in cash and 83.0% of the stock of the Dutchess County Cellular Telephone Company serving the Poughkeepsie, NY MSA for approximately $38.9 million, with one half paid in cash and the balance in a three-year note bearing interest at the prime rate (the "Poughkeepsie Note"). The note was subsequently prepaid during November 1996.

On October 17, 1996, the Company consummated an exchange transaction with Vanguard Cellular Systems, Inc., pursuant to which it exchanged certain of its Systems in the Mid-Atlantic Cluster for, among other things, the Orange County, NY MSA and an additional 11.1% of the Company's majority-owned Poughkeepsie, NY MSA. The Company exchanged an aggregate of 520,528 Net Pops consisting of its OH-9 RSA, a portion of its OH-10 RSA (excluding Perry and Hocking counties) and the Parkersburg, WV/Marietta, OH MSA for the Orange County, NY MSA (327,053
Pops), 11.1% of the Poughkeepsie, NY MSA (29,367 Net Pops), 12.2% of the Janesville, WI MSA (18,296 Net Pops) and approximately 28,509 additional Net Pops, including small interests in the Eau Claire, WI and Wausau, WI MSAs (in each of which the Company currently has a majority interest).

Kentucky Cluster Acquisition

In January 1997, the Company acquired from a subsidiary of Horizon Cellular Telephone Company, L.P. four RSAs in Kentucky (approximately 785,000 Net Pops) for $116.5 million (subject to adjustment) consisting of $94.0 million in cash and $22.5 million in Parent's Class A Common Stock.

Dispositions

During July 1996, the Company consummated the sale of its recently-acquired AL-4 RSA for $27.5 million in cash ($2.5 million of which is attributable to a two year covenant not to compete). In November 1995, the Company had acquired this stand-alone RSA for total consideration of $20.0 million.

In a disputed acquisition of November 14, 1994, RFB Cellular, Inc. signed a contract to acquire the MI-2 RSA (110,742 Pops). The Company believed it should have had the right to purchase the property and initiated legal proceedings. In May 1995, as a result of this litigation, the Court of Chancery of the State of Delaware awarded the Company the right to acquire the MI-2 RSA. The defendant in the lawsuit appealed the decision. On March 22, 1996, the Delaware Supreme Court reversed the lower court's decision and ordered the Company to reverse the acquisition and sell the license and operating assets to the defendant. The sale was consummated on October 31, 1996. The Company received $6.5 million pursuant to such sale. The Company believes that the loss of MI-2's operating results will not be material to the Company's results of operations.

Remaining Shares of CIS

The Company intends to acquire all of the outstanding shares of capital stock of CIS not owned by the Company, although the Company is not required to do so. Such acquisitions may be effected through privately negotiated or open market purchases, subsequent tender offers, a merger or similar business combination between the Company and CIS or otherwise. As of December 31, 1996, there were outstanding approximately 841,000 shares of CIS capital stock not owned by the Company, representing approximately 6.7% of the fully diluted equity of CIS. The Company principally acquired its current holdings of CIS capital stock in November 1994 for approximately $2 per share.

Business Strategy

Acquisition Strategy

The Company's strategy is to continue to expand its current clusters through the acquisition of contiguous properties and, secondarily, to target for purchase other small to mid-sized MSAs and strategic RSAs that it believes are undervalued, underdeveloped or that possess traits indicative of potentially high cellular usage and superior financial performance. The operation of contiguous markets permits the Company to provide broad areas of uninterrupted service and achieve certain economies of scale, including certain centralized marketing, administrative and engineering functions. The Company believes that smaller MSAs and certain RSAs often exhibit a concentration of small businesses, longer commute times and well-travelled roads, all indicators of strong cellular use. Many of these markets serve as hubs for retail trading areas and as business, cultural or medical centers for populations spread over wide geographic areas. In addition, management believes that because its markets are less densely populated, they are less likely to face the level of competition expected to be experienced in large urban areas.

Operating Strategy

Upon acquiring a cellular system, the Company's operating strategy is to effect certain management, operational and organizational changes in order to increase the number and quality of subscribers and enhance operating cash flow, while controlling subscriber acquisition costs and promoting superior customer service. The Company seeks to accomplish these changes by employing the following practices:

- Decentralized Management. The Company manages each of its Systems on a decentralized basis, delegating direct responsibility for all hiring, marketing, distribution, customer service, churn control, billing, roaming and other day-to-day operating decisions to the general manager of each System. General managers must strictly adhere to a budget designed to improve operating cash flow and reduce churn and their compensation is linked to their ability to meet or exceed their budgeted goals. The Company believes its decentralized management structure fosters a strong sense of customer service and community spirit, enables it to customize its marketing strategy to the needs of the local market, and eliminates the need for a large corporate staff or for a centralized multi-system customer service center that is located outside of the local market. The Company believes that placing decision-making responsibility in the hands of its general managers fosters the decisive actions necessary to meet competitive challenges.

- Aggressive Marketing and Promoting of Cellular Service. After selectively upgrading the engineering in its cellular network, the Company implements aggressive marketing programs to increase subscriber activations and reduce churn. Many of these programs are designed to distinguish the Company as the local market's highest quality cellular service provider, stressing its localized sales offices, customer service and commitment to the community. These programs also include offering distinctive rate plans and roaming rates to emphasize "value" and the "advantage" of the Company's cellular service, launching targeted advertising campaigns aimed at the most attractive cellular user segments, creating regional marketing alliances with neighboring cellular carriers and taking an active, visible role in community, government and charity organizations. Management believes that the Company's positioning of its cellular system as the local service provider often contrasts with its larger competitors, which frequently centralize customer service and other functions outside the local market.

- Strong Retail and Direct Sales Effort. A key element of the Company's positioning in its markets is its use of local retail stores, as well as a local direct sales force. A retail location complemented by a direct sales force provides the Company with more control over the sales process than if it were to rely exclusively on independent agents. The Company has aggressively opened its own retail stores and currently operates in excess of 75 retail locations. Management believes that this local presence enhances its ability to provide higher quality customer service, and that on average customers who purchase cellular service directly from the Company through its retail stores and direct sales force tend to have fewer complaints and higher usage than subscribers who activate with independent agents or independent retailers.

- Dedication to Customer Service. The Company strives to maintain a high level of customer satisfaction through a variety of techniques, including tying sales commissions to subscriber retention, outbound telemarketing to subscribers on a regular basis, maintaining 24-hour customer service and active ongoing contact with new customers. The Company believes that its emphasis on superior customer service has helped reduce its average monthly churn rate. For example, the Company's average monthly churn rate for the year ended December 31, 1996 was 1.6%.

- System Development and Expansion. The Company develops or builds out its cellular service areas by adding channels to existing cell sites and by building new cell sites with an emphasis on improving coverage for hand-held phones in heavily-trafficked areas. Such development is done for the purpose of increasing capacity and improving coverage in response to projected subscriber demand and in response to competitive factors. Projected subscriber demand is calculated for each cellular service area on a cell-by-cell basis. These projections involve a traffic analysis of usage by existing subscribers, coverage quality analysis and an estimate of the number of additional subscribers in each such area. In calculating projected subscriber demand, the Company builds into its design assumptions a maximum call "blockage" rate of 2% (percentage of calls that are not connected on first attempt at peak usage time during the day). After calculating projected subscriber demand, the Company determines the most cost-efficient manner of meeting such projected demand. The Company has historically met such demand through a combination of augmenting channel capacity in existing cell sites and building new cell sites.

     Cell site expansion is expected to enable the Company to continue to add subscribers, enhance use of the systems by existing subscribers, increase roamer traffic due to the larger geographic area covered by the cellular network and further enhance the overall efficiency of the network.

Cellular Operations

General

The Company has concentrated its recent efforts on creating an integrated network of cellular systems in its operating clusters. The Company operates four clusters of cellular systems as well as certain other markets and minority interests. As of December 31, 1996, PriCellular had over 150,000 subscribers, or 3.8% penetration. Through the participation of its non-wireline Systems in NACN (as described below) and other special networking arrangements between the Company and other non-wireline operators of cellular systems in the United States, management believes the Company's subscribers are able to receive quality coverage throughout the United States.

Management believes that the majority of its Systems are in the early stages of their growth cycle and afford significant opportunities for improvements in performance, particularly with respect to rates of penetration and churn. There can be no assurances, however, that the Company will be able to maintain such improvements or achieve similar improvements with respect to its other Systems. Management believes that, prior to the Company's assumption of ownership, many of these Systems had been significantly undermanaged or underdeveloped. Some of the Systems had minimal signal coverage, had never been actively marketed and had never developed a subscriber base. Certain other markets had adequate signal coverage but the sales and marketing activity had largely been dormant. The following table sets forth certain information with respect to the performance of the Company's Systems owned as of the dates indicated.

                                                            Years ended December 31
                                                       1996       1995       1994       1993
                                                     -----------------------------------------
Ending subscribers (1)                               150,328     78,227     17,344      9,886
Ending penetration (2)                                   3.8%       2.2%       .95%       .53%
Ending Pops (in millions)                                3.9        3.6        1.8        1.8
Churn (3)                                                1.6%       2.0%       2.7%       3.2%
Average monthly revenue per subscriber (4)           $    82    $   107    $   123    $   156
Average marketing cost per net subscriber
  addition (5)                                       $   371    $   403    $   497    $   496

----------
(1) Each billable telephone number in service represents one subscriber, not including test, demonstration or other telephone numbers for which payment is not expected.

(2) Represents the ratio of ending subscribers to the estimated total population of majority owned Systems and the Southwestern Bell Joint Venture.

(3) Represents the average monthly churn for the periods presented. Churn equals the ratio of disconnected monthly subscribers to average monthly subscribers.

(4) Represents the ratio of total service revenues to average monthly subscribers.

(5) Determined by dividing the amount of marketing costs by the net subscribers added. Marketing cost represents all selling expenses and losses incurred on equipment sales.

Subscribers and System Usage

The Company's cellular subscribers have increased to approximately 150,000 as of December 31, 1996 from approximately 78,000 as of December 31, 1995 and approximately 17,000 as of December 31, 1994. The Company's subscribers fall into 12 major categories: construction, professional/management, medical, sales, real estate, agriculture, service industry, transportation, financial, government, manufacturing and other, which includes low usage subscribers. Reductions in the cost of cellular services have led to an increase in cellular telephone usage by general consumers for nonbusiness purposes. In addition, the Company believes that several categories of its subscribers will develop requirements for specialized cellular applications, such as wireless data technology. As a result, the Company believes that there is an opportunity for significant growth in each of its existing service areas. The Company will continue to seek to broaden its subscriber base for basic cellular services as well as to increase its offering of customized services. The sale of custom calling features typically results in increased usage of cellular telephones by subscribers, thereby further enhancing revenues.

Marketing

The Company markets all of its cellular products and services under the name CELLULARONE(R), one of the most recognized brand names in the cellular industry. See "-Service Marks." The national advertising campaign conducted by the Cellular One Group enhances the Company's advertising exposure at a fraction of the cost of what could be achieved by the Company alone. The Company also obtains substantial marketing benefits from the name recognition associated with this widely used service mark, both with existing subscribers traveling outside the Company's service areas and with potential new subscribers moving into the Company's service areas. In addition, travelers who subscribe to CELLULARONE(R), service in other markets may be more likely to use the Company's service when they travel in the Company's service areas, primarily due to the technical operation of the cellular telephone. Cellular telephones of non-wireline subscribers are programmed to select the non-wireline carrier (such as the Company) when roaming, unless the non-wireline carrier in the roaming area is not yet operational or the subscriber either dials a special code or has a cellular telephone equipped with an "A/B" (non-wireline/wireline) switch and selects the wireline carrier.

Through its membership in NACN and other special networking arrangements, the Company provides extended regional and national service to subscribers in its markets, thereby allowing them to make and receive calls while in other cellular service areas without dialing special access codes. This service distinguishes the Company's service and call delivery features from those of some of its competitors. NACN is the largest wireless telephone network system in the world, linking non-wireline cellular operators throughout the United States and Canada. NACN connects key areas across North America so that customers can use their cellular phones to place and receive calls in these areas as easily as they do in their home areas. Through NACN, customers receive calls automatically without the use of complicated roaming codes as they "roam" in more than 4,500 cities, or approximately 90% of the cities in the United States and Canada. By dialing subscribers' cellular telephone numbers, the caller can reach subscribers without knowing their location or having to dial additional roaming access numbers. In addition, special services such as call forwarding and call waiting automatically follow the subscribers as they travel.

The Company's marketing strategy is designed to generate continued net subscriber growth by focusing on subscribers who are likely to generate higher than average monthly revenues and lower than average churn rates, while simultaneously maintaining a low cost of adding net subscribers. The Company principally uses in-house sales and marketing staff and its own retail outlets.

Management has implemented its marketing strategy by training and compensating its sales force in a manner designed to stress the importance of customer service, high penetration levels and minimum acquisition costs per subscriber. The Company believes that its internal sales force is better able to select and screen new subscribers and select pricing plans that realistically match subscriber means and needs than are independent agents. In addition, the Company motivates its direct sales force to sell appropriate rate plans to subscribers, thereby reducing churn, by linking payment of commissions to subscriber retention. As a result, the Company's use of an internal sales force keeps marketing costs low both directly because commissions are lower and indirectly because subscriber retention is higher than when independent agents are used.

The Company believes that it helps minimize its churn rate through an after-sale telemarketing program implemented through its sales force and customer service personnel. This program not only enhances customer loyalty, which reduces churn, but also increases add-on sales and customer referrals. The telemarketing program allows the sales staff to check customer satisfaction as well as to offer additional calling features, such as voicemail, call waiting and call forwarding.

The Company's sales force works principally out of its own retail stores in which the Company offers a full line of cellular products and services. As of December 31, 1996, the Company maintained approximately 75 retail locations. Ranging from 250 square feet to 4,000 square feet, each store is fully equipped to handle customer service and telephone maintenance and installation. Some of these stores are also authorized warranty repair centers. The Company's stores provide subscriber-friendly retail environments (extended hours, large selection, an expert sales staff and convenient locations) which make the sales process quick and easy for the subscriber.

Products and Services

In addition to providing high-quality cellular telephone service in each of its markets, the Company also offers various custom-calling features such as voicemail, call forwarding, call waiting, three-way conference calling and no answer transfer. In 1997, the Company intends to provide caller I.D., short messaging services and sleep mode for longer battery life in some of its markets. The Company also sells cellular equipment at discount prices as a way to encourage use of its mobile services. The Company continually reviews its equipment and service pricing in order to maintain its competitive position.

Several rate plans are presented to prospective customers so that they may choose the plan that will best fit their expected calling needs. Unlike some of its competitors, the Company designs rate plans on a market-by-market basis. The Company's local general managers generally have the authority to modify existing rate plans and initiate new rate plans depending upon market and competitive conditions. Generally, these rate plans include a high-volume user plan, a medium-volume user plan, a basic plan and an economy plan. Most rate plans combine a fixed monthly access fee, per-minute usage charges and additional charges for custom-calling features in a package which offers value to the customer while enhancing airtime use and revenues for the Company. In general, rate plans which include a higher monthly access fee typically include a lower usage rate per minute. An ongoing review of equipment and servicing pricing is maintained to ensure the Company's competitiveness. As appropriate, revisions to pricing of service plans and equipment are made to meet the demands of the local marketplace.

Reciprocal agreements between each of the Company's cellular systems and the cellular systems of other operators allow their respective subscribers to place calls in most cellular service areas throughout the country. Roamers are charged usage fees which are generally higher than a given cellular system's regular usage fees, thereby resulting in a higher profit margin on roaming revenue. Roaming revenue is a substantial source of incremental revenue for the Company due in part to the fact that a number of the Company's systems are located along major travel corridors and because certain of the Company's Systems are in the early stages of their growth cycle.

Customer Service

Customer service is an essential element of the Company's marketing and operating philosophy. The Company is committed to attracting new subscribers and retaining existing subscribers by providing consistently high-quality customer service. In each of its cellular service areas, the Company maintains a local staff, including a market manager, customer service representatives, technical and engineering staff, sales representatives and installation and repair facilities. Each cellular service area handles its own customer-related functions such as credit evaluation, customer activations, account adjustments and rate plan changes. Local offices and installation and repair facilities enable the Company to service customers better, schedule installations and make repairs. Through the use of sophisticated monitoring equipment, technicians at the customer service center are able to monitor the technical performance of its cellular service areas.

In addition, the Company's customers generally are able to report cellular telephone service or account problems 24-hours a day to a local office representative. Management believes its decentralized philosophy and emphasis on customer service in each of its markets affords it a competitive advantage over its large competitors who typically centralize customer service outside of the local market.

System Development and Expansion

The Company develops or builds out its cellular service areas by adding channels to existing cell sites and by building new cell sites with an emphasis on improving coverage for hand-held phones in heavily-trafficked areas. Such development is designed to increase capacity and to improve coverage in response to projected subscriber demand and in response to competitive factors. Projected subscriber demand is calculated for each cellular service area on a cell-by-cell basis. These projections involve a traffic analysis of usage by existing subscribers and an estimation of the number of additional subscribers in each such area. In calculating projected subscriber demand, the Company builds into its design assumptions a maximum call "blockage" rate of 2% (percentage of calls that are not connected on first attempt at peak usage time during the day). After calculating projected subscriber demand, the Company has historically met such demand through a combination of augmenting channel capacity in existing cell sites and building new cell sites.

Cell site expansion is expected to enable the Company to continue to add subscribers, enhance use of the Systems by existing subscribers, increase roamer traffic due to the larger geographic area covered by the cellular network and further enhance the overall efficiency of the network. The Company believes that the increased cellular coverage will have a positive impact on market penetration and subscriber usage.

The Company also continues to evaluate expansion through acquisitions of other cellular properties that will further enhance its network. In evaluating acquisition targets, the Company considers, among other things, demographic factors, including population size and density, traffic patterns, cell site coverage and required capital expenditures.

Competitors and Adjoining Systems

The Company competes with various competitors in each of its clusters. Management believes that its integrated network of contiguous cellular systems operating as CELLULARONE(R) affords it significant advantages over many of its cellular competitors. In the Upper Midwest Cluster, the Company competes against six distinct operators, in the Mid-Atlantic Cluster, the Company competes against four distinct operators, and in the Kentucky Cluster, the Company expects to compete against three distinct operators.

The following chart lists the Company's cellular competitors in each of its main clusters and the major adjoining operators.

        Company Cluster                   Competitors                                 Adjoining Systems
--------------------------------------------------------------------------------------------------------------------
Upper Midwest Cluster                 US West Cellular                                AT&T Wireless
                                      United States Cellular Corp.                    BellSouth
                                      CelluLink                                       Western Wireless
                                      Cellular 2000
                                      CellCom
                                      Century Telephone Enterprises

Mid-Atlantic Cluster                  United States Cellular Corp.                    AT&T Wireless
                                      360 Communications                              Airtouch Communications, Inc.
                                      Ameritech
                                      Bell Atlantic NYNEX                             Vanguard

New York Cluster                      Bell Atlantic NYNEX                             Bell Atlantic NYNEX
                                                                                      AT&T Wireless
                                                                                      Southwestern Bell
                                                                                      Vanguard

Kentucky Cluster                      BellSouth Mobility                              GTE Corp.
                                      Ramcell, Inc.                                   United States Cellular Corp.
                                      Bluegrass Cellular

Telecommunications Act of 1996; Other Regulatory Developments

The Telecommunications Act of 1996 ("Telecom Act") is the first legislation enacted in over sixty years that attempts comprehensive reform of telecommunications regulation, although the legislation did not have as a principal focus the cellular industry. In general, the Telecom Act's goal is to remove the statutory, regulatory and court-ordered barriers that historically prohibited new entrants into many segments of the telecommunications industry. To facilitate the entry of competitors, the Telecom Act imposes certain interconnection and equal access requirements on local exchange carriers. The FCC adopted rules on telephone number portability pursuant to which subscribers will be able to migrate their landline telephone numbers to a cellular carrier or other Commercial Mobile Radio Service ("CMRS") or landline carrier, or from a cellular carrier to another CMRS carrier or a landline carrier.

In August 1996, the FCC released its decision implementing the interconnection portions of the Telecom Act. In September 1996, the FCC issued a reconsideration of certain aspects of that decision. The FCC's decision is complex and has been the subject of a number of petitions for additional reconsideration and judicial review. In September 1996, the United States Court of Appeals for the Eighth Judicial Circuit temporarily stayed the effectiveness of the major portions of FCC's interconnection decision. The Company cannot predict the eventual outcome of the interconnection proceeding and judicial review or the effects of the eventual implementation of the interconnection provisions or other aspects of the Telecom Act.

The FCC's interconnection decision concluded that CMRS providers are entitled to reciprocal compensation arrangements with incumbent local exchange carriers and prohibited a local exchange carrier from charging CMRS providers for terminating traffic initiated on the local exchange carrier's network. While the FCC noted the potential for asserting jurisdiction over certain aspects of CMRS interconnection with landline local exchange carriers, it has so far determined to defer primarily to the states in implementing interconnection policies pursuant to general guidelines established by the FCC. Under these guidelines, states must set arbitrated rates for interconnection and access to unbundled elements based upon local exchange carriers' long-run incremental costs, plus a reasonable share of forward-looking joint and common costs. In lieu of such cost-based rates, the FCC also established for use by states a benchmark range of 0.2 per minute for end office termination pending further cost-based studies, and subject to a possible "true-up" payment later.

In its interconnection decision, the FCC declined to require cellular carriers to comply with certain interconnection provisions of the Telecommunications Act of 1996 applicable to local exchange carriers. Prior to passage of the Telecom Act, the FCC had proposed to require CMRS providers to interconnect directly with other mobile service providers but tentatively concluded that it would be premature to adopt such a requirement. Since then, the FCC has stated that it would revisit this issue in the future.

The Telecom Act requires all carriers providing interstate services to contribute to a federal universal service support mechanism to be established by the FCC. The Company cannot predict the outcome of the FCC's proceeding which may require cellular carriers to pay charges to support universal service.

The FCC has eliminated its PCS-cellular cross ownership rule, but retained a spectrum cap on aggregation of CMRS spectrum. A cellular licensee and its affiliates may not hold an attributable interest in more than 45 MHz of licensed cellular, broadband PCS and Specialized Mobile Radio ("SMR") spectrum in a particular geographic area.

The FCC has revised its rules pertaining to cellular licensees' obligations to allow resale of cellular service. The FCC requires a cellular carrier (and certain other wireless carriers) to permit unrestricted resale of its service (including to other FCC-licensed wireless carriers). This rule contains a sunset provision which provides that the rule will lapse five years following the FCC's grant of the last group of initial broadband PCS licenses.

Pursuant to an earlier amendment to the Communications Act of 1934, as amended, Congress preempted state or local regulation of the entry of, or rates charged by, any CMRS or private mobile service carrier. However, states were allowed to petition the FCC for authority to continue their authority to regulate rates and entry by August 10, 1994. Eight states filed petitions for authority to continue such regulation and the FCC denied all of them. States may also petition to engage in new rate and entry regulation of CMRS carriers, but to date no state has filed such a petition.

Service Marks

CELLULARONE(R) is a registered service mark with the U.S. Patent and Trademark Office. The service mark is owned by Cellular One Group, a Delaware general partnership of Cellular One Marketing, Inc., a subsidiary of Southwestern Bell Mobile Systems, Inc., together with Cellular One Development, Inc., a subsidiary of McCaw/AT&T Wireless and Vanguard Cellular Systems, Inc. The Company uses the CELLULARONE(R) service mark to identify and promote its cellular telephone service pursuant to licensing agreements with Cellular One Group (the "Licensor"). Licensing and advertising fees are determined based upon the population of the licensed areas. The licensing agreements require the Company to provide high-quality cellular telephone service to its customers and to maintain a certain minimum overall customer satisfaction rating in surveys commissioned by the Licensor. The licensing agreements which the Company has entered into are for original five-year terms expiring on various dates. These agreements may be renewed at the Company's option for three additional five-year terms.

Employees and Agents

Currently, the Company has approximately 600 employees. In addition, the Company has agreements with numerous independent sales agents, including car dealerships, electronics stores, paging services companies and independent contractors. None of the Company's employees are represented by a labor organization, and the Company's management considers its employee relations to be good.

Overview of Cellular Telephone Industry

The cellular telephone industry is a regulated duopoly. The FCC has designated 734 distinct markets in the country, 306 MSAs and 428 RSAs. Since it became operational in 1983, the cellular telephone industry has experienced significant growth. For the year ended December 31, 1995, the cellular industry reported total revenues of $19.1 billion, versus $14.0 and $10.9 billion for the same periods in 1994 and 1993, respectively. The industry, for the same periods, expanded its subscriber base by 40.0% to 33.8 million users from 24 million users in 1994 and 19 million in 1993. According to industry reports, the national average penetration rate of cellular telephones was approximately 12.6% at December 31, 1995, up significantly from 9.2% in 1994 and 6.2% at year-end in 1993. Paul Kagan Associates, Inc. predicts continued rapid growth for the cellular industry and forecasts that the penetration rate of cellular telephones will be 33.3% of U.S. Pops at year-end 2006.

The following table sets forth information published by the Cellular Telecommunication Industry Association ("CTIA") with respect to the number of subscribers served by cellular telephone systems in the United States and the combined penetration rate of such wireline and non-wireline systems as of the dates indicated:

                                                     As of December 31
                                 1995         1994         1993         1992         1991
                                -----------------------------------------------------------
Subscribers (in thousands)      33,786       24,134       16,009       11,033        7,557
Ending penetration (1)           12.59%        9.22%        6.21%        4.23%        3.00%

(1) Determined by dividing the aggregate number of subscribers by estimated population. Rates reflect combined penetration of both wireline and non-wireline cellular operators.

Cellular telephone technology is based upon the division of a given market area into a number of smaller geographic areas or "cells." Each cell has "base stations" or "cell sites," which are physical locations equipped with transmitter receivers and other equipment that communicate by radio signal with cellular telephones located within range of the cell. Cells generally have an operating range from two to 25 miles. Each cell site is connected to a mobile telephone switching office ("MTSO") which, in turn, is connected to the local landline telephone network. As cellular telephone systems are fully interconnected with the landline telephone network and long-distance networks, subscribers can receive and originate both local and long-distance calls from their cellular telephones on a worldwide basis.

When a cellular subscriber in a particular cell dials a number, the cellular telephone sends the call by radio signal to the cell's transmitter-receiver, which then sends it to the MTSO. The MTSO then completes the call by connecting it with the landline telephone network or another cellular telephone unit. Incoming calls are received by the MTSO, which instructs the appropriate cell to complete the communications link by radio signal between the cell's transmitter-receiver and the cellular telephone. Each conversation on a cellular system occurs on a pair of radio talking paths, thus providing full duplex telephone service. The relatively short-range transmissions between cell sites and cellular telephones permit the two distinguishing features of cellular telephone systems: frequency re-use, enabling the simultaneous use of the same frequency in two or more adequately separated cells, and call hand-off, occurring when the MTSO routes a mobile user to an adjacent cell that can provide a higher quality signal and without interrupting an ongoing call.

Frequency re-use allows for the efficient use of the radio frequencies allocated to each cellular operator. Each cell in a cellular telephone system is assigned a specific set of frequencies for use between that cell's base station and cellular telephones within the operations range of the cell, so that the radio frequencies being used in one cell do not interfere with those being used in adjacent cells. Due to the relatively low transmission power of the base stations and cellular telephones, two or more cells which are sufficiently far apart can use the same frequencies within the same market without interfering with one another.

A cellular telephone system's capacity can be increased in various ways. Within certain limitations, increasing demand may be met by simply adding available frequency capacity to cells as required, or by using directional antennae to divide a cell into discrete multiple sectors or coverage areas, thereby reducing the required distance between cells using the same frequency. Furthermore, areas within a system may be served by more than one cell through procedures which utilize available channels in adjacent cells. When all possible channels are in use, further growth can be accomplished through a process called "cell splitting". Cell splitting entails dividing a single cell into a number of smaller cells served by lower-power transmitters, thereby increasing the re-use factor and the number of calls that can be handled in a given area. Although the Company has generally not experienced any material capacity constraints in its systems, the Company plans to implement a program of cell splitting to meet projected capacity demands for the next several years.

Call hand-off in a cellular telephone system is automatic and virtually unnoticeable to the user. The MTSO and base stations continuously monitor the signal strength of the call in progress. The signal strength of the transmission between the cellular telephone and the base station declines as the caller moves away from the base station in that cell. When the signal strength of a call declines to a predetermined threshold level, the MTSO automatically determines if the signal strength is greater in an adjacent cell and, if so, hands off the call to that cell. If the cellular telephone leaves the service areas of the cellular telephone system, the call can often be handed off to an adjacent system through intersystem networking arrangements. The Company currently has several such networking arrangements and will continue to work towards establishing intersystem networking with all adjacent Systems.

Digital Cellular Technology

Over the next few years, it is expected that many cellular systems will convert from analog to digital technology. This conversion is due in part to capacity constraints in many of the largest cellular markets, such as New York, Los Angeles and Chicago. As carriers reach limited capacity levels, certain calls may be unable to be completed, especially during peak hours. Digital technology increases system capacity and offers other advantages, including improved overall average signal quality, improved call security, potentially lower incremental costs for additional subscribers and the ability to provide data transmission services. The conversion from analog to digital technology is expected to be an industry-wide process that will take a number of years to complete. The exact timing and overall costs of such conversion are not yet known. Management does not believe that its network will experience capacity constraints in the foreseeable future that would require converting its network from analog to digital technology. The Company intends to convert some of its Systems from analog to digital beginning in 1997 in order to offer the advanced services referred to above and to provide certain features for its subscribers such as Caller ID, message waiting indicators, paging and longer battery life.

Competition; New Technology

The Company currently competes with one other cellular licensee in each of its cellular markets, many of which are larger and have greater financial resources than the Company, as well as paging companies and landline telephone service providers. Current policies of the FCC authorize only two licensees to operate cellular systems in each market, and the Company expects there will continue to be competition from the other licensee authorized to serve each cellular market in which the Company operates. Competition for subscribers between cellular licensees is based principally upon the services and enhancements offered, the technical quality of the cellular system, customer service, system coverage and capacity and price .

The FCC requires all cellular system operators to provide service to "resellers." A reseller provides cellular service to customers but does not hold an FCC cellular license or own cellular facilities. Instead, the reseller buys blocks of cellular telephone numbers from a licensed carrier and resells service through its own distribution network to the public. Thus, a reseller may be both a customer of a cellular licensee's services and, also, a competitor of that licensee. The Company does not know of any significant resellers currently operating in competition with the Company's Systems.

Cellular telephones have become the technology of choice for mobile communications in those markets in which cellular systems have become operational. Older mobile radio systems had a capacity limitation that only permitted a small number of subscribers per market, and they were unable to offer continuous call processing between service areas. The use of a single, high power system transmitter covering a typical radius of 45 miles in conjunction with high power mobile transceivers resulted in poor sound quality and bulkier, more expensive mobile telephone units. Potential users of cellular systems may, however, find their communications needs satisfied by other current and developing technologies, particularly in the broadband personal communications services described below. There are potentially six broadband Personal Communication Services ("PCS") providers in each PCS service area. Licensing areas for broadband PCS have been divided into 51 Major Trading Areas ("MTAs") and 493 smaller Basic Trading Areas ("BTAs") based on the geographic divisions in the 1992 Rand McNally Commercial Atlas & Marketing Guide. Three licensees will hold 30 MHz of PCS spectrum, one of which will be licensed for a BTA, and the remaining three licensees will hold 10 MHz of PCS spectrum. It is anticipated that the 10 MHz licensees will provide niche services or will be purchased by existing cellular operators for added spectrum while the 30 MHz licensees will offer a broad range of voice, data and related communications services. One-way paging or beeper services that feature voice message and data display as well as tones may be adequate for potential subscribers who do not need to speak to the caller. In the future, cellular service may also compete more directly with traditional landline telephone service providers.

Continuing technological advances in telecommunications make it impossible to predict the extent of future competition. A consortium of telecommunications providers known as American Mobile Satellite Corporation has been licensed by the FCC to provide mobile satellite service. In addition, the FCC has issued licenses for low-orbit satellite systems that would provide voice and data mobile communications to subscribers throughout the world. These include Motorola's proposed "Iridium" system, Loral/Qualcomm's proposed "Globalstar" system and TRW's proposed "Odyssey" system. Other proposals for additional mobile satellite service and spectrum are pending before the FCC. The FCC is developing rules for these services, and international and foreign regulatory authorities must also approve aspects of some mobile satellite systems and services. The International Maritime Satellite Organization ("Inmarsat") has been planning for several years an "Inmarsat-P" international global satellite telephone and data service that is expected to commence service in 1999 or 2000.

Mobile satellite systems could augment or replace communications within land based cellular systems. Similar technological advances may make available alternatives to cellular service, creating additional sources of competition.

The FCC has adopted rules for the licensing of both "narrowband" and "broadband" PCS services. Narrowband PCS services typically are advanced paging and messaging services. Broadband PCS services will consist of wireless two-way telecommunications services for voice, data and other transmissions employing digital micro-cellular technology. Many broadband PCS services are expected to compete with existing cellular telephone systems. Narrowband PCS will operate in the 900 MHz frequency band and broadband PCS will operate in the 1850 to 1990 MHz band. On July 29, 1994, the FCC completed a spectrum auction of nationwide licenses for narrowband PCS services. The first auction of 30 regional narrowband PCS licenses ended on November 8, 1994. On June 13, 1994, the FCC released amended rules establishing a licensing framework for broadband PCS. The first auction of broadband PCS licenses ended on March 13, 1995 and included 102 MTA-wide licenses which were granted by the FCC to the auction winners on June 23, 1995. The FCC plans to auction 1,972 additional broadband PCS licenses, 986 of which are in the "Entrepreneurs' Blocks." Eligibility to bid for "Entrepreneurs' Blocks" is limited to certain entities controlled by small businesses and rural telephone companies. The first "Entrepreneurs' Block" auction which began on December 18, 1995 and ended on May 6, 1996 included 493 BTA licenses (one 30 MHz license in each of the 493 BTAs). No entity may have an attributable ownership interest in more than 98 Entrepreneurs' Block licenses. On January 14, 1997, the FCC completed the auctions for the D, E and F Licenses for each of 493 BTA's. As there were three licenses available for each BTA this auction offered a total of 1,479 licenses. The F licenses were available to only those auction participants who qualified to bid on the "Entrepreneurs' Block."

The FCC will allocate a total of 2,074 broadband licenses by auction, according to rules that, among other things, limit a cellular licensee until the year 2000 to a two 10 MHz PCS licenses in areas in which it also provides cellular services to 10 percent or more of the population. Thus, given the 25 MHz of spectrum afforded cellular carriers under the cellular rules, cellular carriers are subject to a 45 MHz spectrum cap for their combined PCS and cellular spectrum in areas where they offer both services. After January 1, 2000, cellular licensees will be permitted to acquire an additional five MHz for a total of 15 MHz of PCS spectrum in their cellular service areas.

In addition, the FCC allocated 30 MHz to unlicensed PCS, which will consist of terminal devices, such as telephones, without centralized base stations. The devices will likely consist of new cordless telephones, local area networks in offices and other kinds of short range communications. Unlicensed PCS operations are restricted to very low power.

SMR and other land mobile radio systems, such as those historically used by taxicabs, tow truck services, and other communications services that have the technical capability to handle mobile telephone calls (including interconnection to the landline telephone network), may provide competition to cellular-services in certain markets. Beginning in February 1991, the FCC granted waivers of certain of its SMR rules to permit several large operators of SMR systems to construct and operate Enhanced Specialized Mobile Radio ("ESMR") systems in specified major metropolitan areas. The FCC may grant similar waivers to other SMR service providers in other areas. These waivers allow SMR operators to use digital technology to provide a wide-area mobile communications service in those metropolitan areas and will substantially increase the number of customers that can be served. The ESMR system incorporates characteristics of cellular technology, including multiple low power transmitters and interconnection with the landline telephone network. ESMR service may compete with cellular service by providing higher-quality digital communication technology, lower rates, enhanced privacy and additional features such as electronic mail and built-in paging. ESMR handsets are likely to be more expensive than cellular telephones and there may be other differences between cellular and ESMR services. In August 1994, the FCC decided to license SMR systems operating in the 800 and 900 MHz bands for wide-area use based upon MTAs. The FCC began auctioning 900 MHz SMR licenses on December 5, 1995. On December 15, 1995, the FCC adopted new rules for the 800 MHz SMR service. The new rules are designed to promote wide area SMR systems that will likely make SMR more competitive with other wireless services, including cellular. The FCC will auction the upper 200 channels of the SMR bank (861-866 MHz) on an economic area basis. Licenses of 120, 60 and 20 contiguous channels will be awarded. The wide-area may increase the ability of SMR operators to compete with cellular operators. These rules may be subject to reconsideration by the FCC and court review.

The FCC has adopted rules that authorize the award of a "pioneer's preference" to companies that develop new spectrum based communications technologies. Pioneer's preferences have been awarded in the context of PCS and other technologies. Such preferences may encourage the development of new technologies that would compete with cellular service. Any such new technology could provide substantial competition for cellular operators in the future. Under the FCC's rules, companies awarded a pioneer's preference for broadband PCS will be required to pay only 85 percent of average per population price of the bids paid by other companies for similar licenses. The preferences awarded for broadband PCS did not involve any of the Company's markets other than the NY-5 RSA, which is within the New York City PCS market. The FCC's pioneer's preference rules were modified in June and December 1995. The FCC also in June 1995 affirmed its selection of three broadband PCS pioneer preference recipients. Both actions are subject to judicial review. In addition, a 1993 federal law requires the reallocation to commercial use of at least 200 MHz of spectrum currently reserved for government use. In February 1994, the Department of Commerce issued a report identifying spectrums for reallocation and, in August 1994, the FCC issued a report commenting on the proposed reallocation. In October 1994, the FCC proposed to convert the reallocated spectrum to commercial use. In February 1995, the FCC allocated 10 MHz for use by unlicensed asynchronous (data) PCS devices, 15 MHz for Part 15 equipment and devices and 25 MHz for unspecified fixed and mobile services, collectively known as the General Wireless Communications Service ("GWCS"). In August 1995, the FCC further defined the GWCS as any fixed or mobile service except broadcasting, radio location, and satellite services and established rules for licensing GWCS spectrum. Among the services the FCC anticipates in the GWCS are: voice, video and data transmission, private microwave, broadcast auxiliary, and ground-to-air voice and video.

As a result of the above, the Company's cellular operations may face increased competition from entities providing other communication technologies and services. The Company cannot predict the success of such competing technologies nor their operational abilities. While some of these technologies and services are currently operational on a limited basis, others are being developed or may be developed in the future. The

Company's cellular operations may face additional competition from new market entrants such as PCS to the extent they become feasible. PCS operators could compete directly with the Company and may have access to substantial capital resources although in most instances such resources are limited at this time. If these technologies are successfully developed, and PCS operators claim they may, provide services and features in addition to those currently provided by cellular companies. There can be no assurance that the Company will be able to provide nor that it will choose to pursue, depending on the economics thereof, such services and features. The Company believes that traditional tested cellular is economically proven unlike certain of the PCS and other "Buck Rogers" technologies. While the Company believes that other technologies may be developed over either the short or long term, the Company believes that POCS (plain old cellular service) is tested and that the development thereof and the expansion of the Company's clusters is the best strategy for the Company.

The Company's cellular operations may also face competition from other "Buck Rogers" technologies which may be developed in the future, including, but not limited to, mobile satellite systems. In addition, the FCC has licensed SMR system operators to construct digital mobile communications systems on existing SMR frequencies, referred to as ESMR in many cities throughout the United States, including each of the cities in which the Company operates. The Company believes that the technology, financing and engineering of these other technologies is not as advanced as their publicity would suggest. Nonetheless, there can be no assurance that one or more of the technologies currently used by the Company, will not become obsolete sometime in the future.

Regulations

Regulation and Licensing of Cellular Telephone Systems

The FCC regulates the construction, operation and acquisition of cellular systems in the United States pursuant to the Communications Act. FCC regulations specify that two cellular radio licenses are available for any given area within each of the 734 FCC designated markets in the United States (306 Metropolitan Statistical Area and 428 Rural Service Areas). Frequency block "B" was initially awarded to incumbent landline local exchange carriers (the "Wireline" license) and frequency block "A" was initially awarded to nonincumbents (the "Non-Wireline" license). Apart from the different frequency blocks, there is no technical difference between Wireline and Non-Wireline cellular systems and the operational requirements imposed on Wireline and Non-Wireline licensees are the same. The regulatory distinction between Wireline and Non-Wireline systems only concerns an applicant's eligibility to apply for an initial authorization. After initial authorization, a Non-Wireline company may purchase interests in a Wireline system, subject to restrictions on common ownership of Wireline and Non-Wireline systems in the same market and to any necessary prior approval of the FCC. Likewise, a company affiliated with a landline telephone service provider may purchase an interest in a Non-Wireline system, subject to the same restrictions on common ownership and prior FCC approval where necessary.

FCC licensing of all MSA markets and the FCC's initial lotteries of all of the RSA markets have been completed. Additional lotteries will continue to be held for RSA markets in which the initially selected applicant has been disqualified. The FCC has permitted partial settlement agreements by competing wireline RSA applicants, but has prohibited such agreements with regard to non-wireline RSA applicants.

For Systems below the top 90 MSA markets (including all RSA markets), the issuance of a construction permit initiates an 18-month period during which the permittee must construct at least one cell and begin providing service via those facilities. A permittee that does not complete initial construction within 18 months is subject to having its permit canceled. A small number of RSA permittees have already forfeited their permits on this ground. In August 1994 (effective January 1, 1995), the FCC adopted a single uniform application for all terrestrial mobile service providers and also adopted a uniform construction requirement for all commercial mobile service providers.

Following notice of completion of construction, a cellular operator obtains Initial Operating Authority. Cellular authorizations are issued generally for a 10-year term beginning on the date of the grant of the Initial Operating Authority and are renewable upon application to the FCC for periods of up to 10 years. The FCC may revoke a license prior to the end of its term in extraordinary circumstances (such as when serious violations of FCC rules have occurred).

Under FCC rules, the authorized service area of a cellular provider in each of its markets is referred to as the "Cellular Geographic Service Area" ("CGSA"). The CGSA may be coincident with, or smaller than, the related FCC-designated MSA or RSA. A cellular licensee has the exclusive right to expand its CGSA boundaries within the licensee's MSA or RSA for a period of five years after grant of the licensee's construction permit. At the end of the five-year period, however, any entity may apply to serve portions of the MSA or RSA outside the licensee's CGSA. The five-year exclusivity period has expired for some licensees and parties have filed "unserved area" applications. The FCC has granted a number of unserved area applications for areas within both MSA and RSA markets, some filed by incumbent operators and others filed by new entrants.

Near the conclusion of the license term (the years 1997 to 2001, in the case of the Company's current licenses), licensees must file applications for renewal of licenses to obtain authority to operate for up to an additional 10-year term. Applications for license renewal may be denied if the FCC determines that the grant of an application would not serve the public interest. In addition, at license renewal time, other parties may file competing applications for the authorization. In the event that qualified competitors file applications for a licensee's market, the FCC may be required to hold a hearing to determine whether the incumbent or the competitor will receive the license. In 1993, the FCC adopted specific standards to apply to cellular renewals, concluding that it will award a renewal expectancy to a cellular licensee that meets certain standards of past performance. If the existing licensee receives a renewal expectancy, it is very likely that the existing licensee's cellular license will be renewed without a full comparative hearing. To receive a renewal expectancy, a licensee must show that it (i) has provided "substantial" service during its past license term; and (ii) has substantially complied with applicable FCC rules and policies and the Communications Act. "Substantial" service is defined as service which is sound, favorable and substantially above a level of mediocre service that might only minimally warrant renewal.

Cellular radio service providers also must satisfy a variety of FCC requirements relating to technical and reporting matters. One such requirement is the coordination of proposed frequency usage with adjacent cellular users, permittees and licensees in order to avoid interference between adjacent Systems. In addition, the height and power of base station transmitting facilities and the type of signals they emit must fall within specified parameters. The FCC also regulates cellular service resale practices and the terms under which certain ancillary services may be provided through cellular facilities. Cellular systems are subject to certain Federal Aviation Administration regulations respecting the location, lighting and construction of cellular transmitter towers and antennae and may be subject to regulation under the National Environmental Policy Act and the environmental regulations of the FCC. State or local zoning and land use regulations may also apply. The Company uses common carrier point to point microwave facilities to connect cell sites and to link them to the main switching office. These facilities are separately licensed by the FCC and are subject to regulation as to technical parameters and service.

In July 1994, the FCC issued a notice proposing to require that all cellular carriers provide interexchange carriers with equal access. Currently, only McCaw/AT&T's cellular carriers and the cellular affiliates of the Regional Bell Operating Companies ("RBOCs") are required to provide equal access. The FCC also proposed requiring all CMRS providers to provide interconnection to other mobile service providers. In April 1995, however, the FCC tentatively concluded that it would be premature to adopt such a requirement. In addition, any cellular system in which one of the RBOCs has an ownership interest, even if noncontrolling, may be subject to significant constraints on their services imposed by the 1984 consent decree under which these companies were divested from AT&T. In such cases, the cellular system may have to forego providing certain services, or the RBOC may have to obtain a waiver from the United States District Court, which could result in substantial delays.

Congress amended the Communications Act to preempt, as of August 10, 1994, state or local regulation of the entry of, or the rates charged by, any commercial mobile service or any private mobile service which includes cellular telephone service. Notwithstanding such preemption, a state had until August 10, 1994 to petition the FCC for authority to continue regulating the rates for any commercial mobile service. Eight states filed petitions to continue their rate regulation authority: Arizona, California, Connecticut, Hawaii, Louisiana, New York, Ohio and Wyoming. In May 1995, the FCC denied all eight petitions and precluded those states from regulating the rates for commercial mobile service providers, including cellular operators. Its actions on those petitions remain subject to judicial review.

Transfers and Assignments of Cellular Licenses

The Communications Act and FCC rules require the FCC's prior approval of the assignment or transfer of control of a construction permit or license for a cellular system. Subject to FCC approval, a license or permit granted to a non-wireline entity may be transferred or assigned to a wireline entity and vice versa. In most cases, noncontrolling interests in an entity that holds a cellular license or cellular system generally may be bought or sold without prior FCC approval. In the case of a sale proposed to occur before the expiration of certain holding periods, the FCC may prohibit or impose limitations on such a sale or require the seller to make certain representations as a condition precedent to such a sale. For RSAs, the minimum holding period generally expires upon completion of initial construction. The FCC has permitted sales prior to completion of initial construction under certain circumstances. Specifically, the seller must demonstrate that it did not file its application for the purpose of speculating in cellular licenses. Any acquisition by the Company of cellular interests may also require the prior approval of state or local regulatory authorities having jurisdiction over the cellular telephone industry.

In certain circumstances, the FCC's rules prohibit the alienation of cellular interests. No ownership interest in an RSA application, or an entity holding such an application, may be transferred or otherwise alienated prior to the grant of a construction permit. For cellular unserved areas, no substantial change in ownership may take place until after the FCC has granted both a construction permit and a license and the licensee has provided service to the public for at least one year. These restrictions prevent prospective purchasers, including the Company, from entering into agreements for assignment or transfer of unserved areas and RSA acquisitions prior to the lapse of the applicable transfer restriction periods. These transfer restrictions should not have a greater effect on the Company than on any other prospective buyer.

Character and Citizenship Requirements

Applications for FCC authority may be denied and, in extreme cases, licenses may be revoked if the FCC finds that an entity lacks the requisite "character" qualifications to be a licensee. In making that determination, the FCC considers whether an applicant or licensee has been the subject of adverse findings in a judicial or administrative proceeding involving felonies, the possession or sale of unlawful drugs, fraud, antitrust violations or unfair competition, employment discrimination, misrepresentations to the FCC or other government agencies, or serious violations of the Communications Act or FCC regulations. The FCC also requires licensees to comply with statutory restrictions on the direct or indirect ownership or control of radio licenses by non-U.S. persons or entities. The FCC has found the Company to be qualified to hold FCC licenses.

Federal Legislation

Legislative changes to the Communications Act and the antitrust consent decree applicable to the RBOCs could affect the cellular industry. Many bills have been introduced in recent years without enactment. The passage of any bill which becomes law may have impacts which are uncertain and could be negative or positive. Congress decided not to pass any significant telecommunications legislation in 1994. However, similar and expanded legislation has been introduced this year and separate bills have been passed by the Senate and the House of Representatives. If enacted, such legislation could, among other changes, affect competition for local telecommunications services, interconnection arrangements for carriers, universal service funding and the provision of interexchange services by the RBOCs' wireless systems.

Other Restrictions

The Communications Act currently limits the interest of foreign governments and non-U.S. corporations and citizens in radio licensees, which include cellular licensees. The cellular industry is also subject to other rules and policies of the FCC and state commissions.

Certain Terms

Interests in cellular markets that are licensed by the Federal Communications Commission (the "FCC") are commonly measured on the basis of the population of the market served, with each person in the market area referred to as a "Pop". The number of Pops or Net Pops owned is not necessarily indicative of the number of subscribers or potential subscribers. As used in this Form 10-K, unless otherwise indicated, the term "Pops" means the estimate of the 1996 population of a Metropolitan Statistical Area ("MSA") or Rural Service Area ("RSA"), as derived from the 1996 Donnelley Market Information Service population estimates. The term "Net Pops" means the estimated population with respect to a given service area multiplied by the percentage interest that the Company owns in the entity licensed in such service area. MSAs and RSAs are also referred to as "markets." The term "wireline" license refers to the license for any market initially awarded to a company or group that was affiliated with a local landline telephone carrier in the market, and the term "non-wireline" license refers to the license for any market that was initially awarded to a company, individual or group not affiliated with any landline carrier. The term "System" means an FCC-licensed cellular telephone system.

Item 2.   Properties

The Company maintains its corporate headquarters in New York City. The Company leases this space which is approximately 4,000 square feet. In addition to its corporate headquarters, the Company's cellular operations lease sales and administrative offices and lease and own locations for cell site and switching equipment. The Company anticipates that it will review these leases from time to time and may, in the future, lease or acquire new facilities as needed. PriCellular does not anticipate that it will encounter any material difficulties in meeting its future needs for any leased space.

Item 3.   Legal Proceedings

The Company is not currently involved in any pending legal proceedings that individually, or in the aggregate are material to the Company.

Item 4. Submission of Matters to a Vote of Security Holders

     Omitted pursuant to General Instruction J of Form 10-K

                                     Part II


Item 5.   Market for the Company's Common Equity and Related
          Stockholder Matters.

There is no established public trading market for the Company's Common Stock. All of the Company's outstanding capital stock is owned by Parent.

Item 6.   Selected Financial Data.

PriCellular Wireless Corporation

The Company acquired all of its existing Systems (excluding minority interests) between April 1994 and January 1997. Many of the Systems at the time of acquisition were relatively dormant or running at a minimum level of operating efficiency. Accordingly, the following historical financial data is not necessarily indicative of future results of operations. The selected financial data set forth below for the Company for the years ended December 31, 1996, 1995 and 1994 and, as of December 31, 1996 and 1995, is derived from, and qualified by reference to, the audited consolidated financial statements included elsewhere herein. The selected financial data set forth below for the Company for the years ended December 31, 1993 and 1992 and as of December 31, 1994, 1993 and 1992 are derived from audited consolidated financial statements not included elsewhere herein. The selected financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein.

                                                                                Years ended December 31
                                                       1996              1995             1994              1993            1992
                                                 -----------------------------------------------------------------------------------
                                                                                     (In thousands)
Statement of Operations Data:
   Operating revenues                               $  112,378        $   41,504         $  5,209         $  3,809         $  4,859
   Cost of cellular service                             29,571            10,694            1,892              835            1,265
   Cost of equipment sold                               10,073             4,951              814              255              411
                                                 -----------------------------------------------------------------------------------
   Gross margin                                         72,734            25,859            2,503            2,719            3,183
   General and administrative                           17,289             8,754            4,640            1,280            3,272
   Sales and marketing                                  16,708             7,465            1,151              379              517
   Depreciation and amortization                        19,537            10,279            2,720            1,695            3,089
                                                 -----------------------------------------------------------------------------------
   Operating income (loss)                              19,200              (639)          (6,008)            (635)          (3,695)
   Gain (loss) on sale of investments in
      cellular operations                               (1,401)           11,598            6,819           11,986            2,557
   Interest expense, net                               (41,556)          (18,573)          (1,949)            (271)            (572)
   Other income (expense), net                           1,626               520              (97)            (439)            (855)
                                                 -----------------------------------------------------------------------------------
   Income (loss) before provision for income
      taxes and extraordinary item                     (22,131)           (7,094)          (1,235)          10,641           (2,565)
   Provision for income taxes                                                                                 (172)
   Gain on early extinguishment of debt,
      net of tax                                                                                               147
                                                 -----------------------------------------------------------------------------------
Net income (loss)                                   $  (22,131)       $   (7,094)       $  (1,235)        $ 10,616         $ (2,565)
                                                 ===================================================================================


                                                                                   As of December 31
                                                       1996              1995             1994              1993            1992
                                                 -----------------------------------------------------------------------------------
                                                                                     (In thousands)
Balance Sheet Data:
   Working capital (deficit)                        $   50,206        $   16,431        $   20,615        $   (139)        $  3,277
   Net fixed assets                                     73,315            52,041            26,144             389            1,700
   Total assets                                        698,949           442,993           209,799           6,755           19,719
   Long-term debt                                      483,430           298,650           113,683           4,000            6,410
   Total liabilities                                   518,816           322,080           137,436           4,680           10,144
Stockholder's equity                                   180,133           120,913            72,363           2,075            9,575

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

The current year, including the beginning of 1997, was highlighted by the strategic repositioning of the Company as it strengthened its New York Cluster, sold or exchanged its Alabama properties and expanded into its fourth market, the Kentucky Cluster. As was disclosed in prior years, comparison of operating results is not meaningful due to the significant acquisitions accomplished in the current year as well as the additions in 1995 which although completed throughout the year were principally concluded in the latter half. Thus the results of operations for a significant number of markets include a full year for 1996 whereas 1995 reflects results for only a portion of the year.

Although the Company experienced positive cash flow from operations in 1996 and 1995, the Company expects to incur net losses for several years due to interest expense and significant noncash charges of license amortization and depreciation on equipment.

Historical Results of Operations

Year Ended December 31, 1996 Compared to the Year Ended December 31, 1995

Operating revenues increased from $41,504,000 in 1995 (consisting of cellular revenues of $38,757,000, equipment sales of $1,717,000 and other revenues of $1,030,000) to $112,378,000 in 1996 (consisting of cellular revenues of $104,950,000, equipment sales of $3,430,000 and other revenues of $3,998,000).
The significant increase in cellular revenues and equipment sales results from properties added in 1996 which were not present in 1995 including the addition of the New York Cluster significant additions to the Mid-Atlantic Cluster and Upper Midwest Cluster in the latter half of 1995 for which a full year of revenue was earned in 1996. The increase in other revenue from $1,030,000 in 1995 to $3,998,000 in 1996 is principally a function of the inclusion of the guaranteed preferential distributions from the Joint Venture agreement with SBC Corporation for a full year in 1996 ($3,375,000) compared to only one month in 1995 ($275,000) partially offset by the income recorded in 1995 from the management of the AL-4 RSA ($755,000) which is not present in 1996.

Total costs and expenses rose from $42,143,000 for 1995 to $93,178,000 for 1996. The increase is principally a result of the factors stated above: new markets in 1996 for which no expenses were incurred in 1995 and the addition in 1995 toward the latter part of the year of a significant number of markets which therefore have a full year of expenses for 1996 but less than six months of expenses for 1995.

The result of these factors is an increase in the cost of cellular service to $29,571,000 in 1996 from $10,694,000 in 1995, an increase to $10,073,000 in 1996 for the cost of equipment sold from $4,951,000 in 1995 and an increase in general and administrative expenses to $17,289,000 in 1996 from $8,754,000 in 1995. Sales and marketing amounted to $16,708,000 in 1996 compared to $7,465,000 in 1995. The aggressive marketing and sales promotion efforts geared to subscriber increases, the addition of retail locations combined with the increase in the number of markets account for the increase.

Depreciation and amortization increased to $19,537,000 in 1996 from $10,279,000 in 1995 because of the additional equipment and cellular licenses associated with the acquisition of new markets in 1996 and a full year's depreciation and amortization in 1996 for markets acquired during 1995.

The loss on sale of investments in cellular operations in 1996 of $1,401,000 is a result of the loss from the sale of the AL-4 RSA of $1,640,000 and MI-2 RSA of $1,578,000 partially offset by the gain on the sale of minority Pops of $1,817,000. The gain in 1995 of $11,598,000 is due to the disposition of the Company's interest in the nonwireline system serving the Abilene, TX MSA.

The increase in interest expense from $21,569,000 in 1995 to $44,053,000 in 1996 is a function of a full year of interest for the current year on the 12-1/4% Senior Subordinated Discount Notes issued in September 1995 compared with only three months in the prior year, combined with additional interest related to the issuance of the 10-3/4% Poughkeepsie Note in the amount of $19,000,000 for approximately six and one-half months and the interest for one and one-half months on the 10-3/4% Senior Notes, face amount of $170,000,000 issued in November 1996.

Other income for 1996 includes $625,000 related to the two year covenant not to compete from the sale of the AL-4 RSA in July 1996, $1,000,000 for the covenant not to compete from the Lubbock/Minnesota exchange in July 1995 for which one-half year or $500,000 is included for 1995.

The decrease in interest income from $2,996,000 in 1995 to $2,497,000 in 1996 is a result of the decrease in cash flow for 1996 due principally to acquisitions of Cellular properties partially offset by the cash on hand resulting from the proceeds of the $170,000,000 10-3/4% Senior Notes received in November 1996.

Year Ended December 31, 1995 Compared to the Year Ended December 31, 1994

Operating revenues of $5,209,000 (consisting of cellular service revenues of $4,825,000 and equipment sales of $384,000) for the year ended December 31, 1994 represented the operations of the market acquired in 1994 from their respective dates of acquisition on April 28, 1994 and November 23, 1994, whereas operating revenues of $41,504,000 (consisting of cellular service revenues of $38,757,000 equipment sales of $ 1,717,000 and other revenues of $1,030,000) for the year ended December 31, 1995 represented operations of the market acquired in 1994 for a full year, as well as operations of the markets acquired during 1995 from their respective dates of acquisition in March, July, September, November and December 1995. In addition, other revenues in 1995 consist of management fee income of $755,000 related to the Company's interim management of the AL-4 RSA property prior to the consummation of the Company's acquisition of such property on November 7, 1995 and $275,000 of guaranteed preferential distributions from the SBC Joint Venture for the month of December 1995.

Total costs and expenses incurred for the year ended December 31, 1995 of $42,143,000 increased from $11,217,000. This increase was due to 1995 including a full year of costs and expenses related to the properties acquired during 1994 whereas, in 1994, costs and expenses related to such properties were only included from the dates of acquisition. In addition, total costs and expenses in 1995 included amounts related to the markets acquired during 1995 for which there are no comparable amounts in 1994 due to the larger number of acquired markets in operation incurring system telephone expenses and rental expenses on leased facilities. Cost of equipment sold increased to $4,951,000 in 1995 from $814,000 due to an increased number of phones being sold in 1995. General and administrative expenses increased to $8,754,000 in 1995 from $4,640,000 in 1994 due primarily to costs associated with operating new markets and opening numerous administrative and retail offices in 1995. Sales and marketing expenses increased in 1995 to $7,465,000 from $1,151,000 in 1994 due to aggressive marketing kickoff campaigns for certain newly acquired markets. Depreciation and amortization increased to $10,279,000 in 1995 from $2,720,000 in 1994 due to the larger amount of equipment and intangible assets than were owned in 1994.

Gain on sale of investments in cellular operations in 1995 and 1994 of $11,598,000 and $6,819,000, respectively, were due to the disposition of the Company's interest in the non-wireline system serving the Abilene, TX MSA and the sale of the Company's remaining interest in the Wichita Falls System, respectively.

Interest expense of $21,569,000 in 1995, increased from $2,245,000 in 1994 due primarily to the increase in the average amount of indebtedness outstanding during the year ended December 31, 1995. Interest expense in 1995, includes a full year of interest expense on the 14% Senior Subordinated Discount Notes issued in November 1994, as compared to approximately five weeks of interest expense in 1994. In addition, interest expense in 1995 also includes interest expense related to the 12-1/4% Senior Subordinated Discount Notes issued in September 1995, for which there is no comparable amount in 1994.

Liquidity and Capital Resources

The cellular telephone business requires substantial capital to acquire, construct and expand cellular telephone systems and to fund operating requirements. The Company historically has financed its acquisitions and other capital needs through the proceeds from the issuance of debt securities, the contribution by parent from its sale of equity interests, borrowings, vendor credit facilities and more recently internally generated cash flows. As of December 31, 1996, the Company had $67.0 million of cash and cash equivalents and $50.0 million of working capital. In addition, the Company held $91.4 million disclosed separately on the balance sheet, at December 31, 1996 as cash committed for the acquisition of Cellular operations.

During 1996, the Company's principal sources of cash were (i) the issuance by the Company of $170.0 million aggregate principal amount of 10 3/4% Senior Notes due 2004, (ii) an aggregate of $37.2 million of proceeds from the disposition of certain non-strategic Systems (the Systems serving the AL-4 RSA and the MI-2 RSA and certain minority pops), (iii) $33.6 million as a capital contribution from Parent, (iv) $26.1 million representing the payment for and simultaneous contribution by parent of the assets of the PA-9 acquisition, and (v) $36.8 million of cash provided by operating activities. The Company's principal uses of cash in 1996 were (i) $177.7 million to finance acquisitions (the acquisitions of the Systems serving the NY-6 RSA, Poughkeepsie, NY MSA, WV-3 RSA, WI-2 RSA) and the cash committed for the acquisition of the Kentucky cluster in January, 1997 and (ii) $29.5 million of capital expenditures related to the build-out and improvement of its Systems. In connection with the acquisition of the Poughkeepsie NY MSA, the Company issued a $19.0 million aggregate principal amount three-year note bearing interest at the prime rate (the "Poughkeepsie Note"). The Poughkeepsie Note was prepaid in November 1996.

Interest was not a significant use of cash during 1996 since the Company's 14% Senior Subordinated Discount Notes due 2001 and 12 1/4% Senior Subordinated Discount Notes due 2003, were each issued with an original issue discount and do not begin to pay cash interest until May 1998 and April 1999. The 10 3/4% Senior Notes due 2004 issued by the Company in November 1996 are cash pay instruments. The Company will incur $18.3 million of cash interest expense per annum, payable semi-annually beginning May 1, 1997.

During 1995, the Company's principal sources of cash were (i) the issuance and sale of $205.0 million aggregate principal amount of 12 1/4% Senior Subordinated Discount Notes due 2003, which were issued with an original issue discount for aggregate net proceeds of $143.3 million, (ii) the issuance and sale by Parent of shares of its Class A Common Stock for aggregate net proceeds of $31.6 million of which $10.3 million was contributed to the Company and (iii) $15.9 million of aggregate net proceeds from the disposition of the Company's non-strategic System serving the Abilene, TX MSA. Cash provided by operations was positive for the first time in 1995 generating $3.4 million. The Company's principal use of cash in 1995 was $213.7 million to finance acquisitions (the acquisitions of the Systems serving the NY-5 RSA, OH-7 RSA, OH-9 RSA, OH-10 RSA, WV-2 RSA, MI-1 RSA and Wausau, WI MSA). The Company also acquired the System serving the AL-4 RSA in 1995 for $10.0 million in cash and the contribution by Parent for its share of the assets acquired by the issuance of 1,836,000 shares of Parent's Class A Common Stock.

During 1994, the Company's principal sources of cash were (i) the issuance and sale of $165.0 million aggregate principal amount of 14% Senior Subordinated Discount Notes due 2001, which were issued with an original issue discount for aggregate net proceeds of $110.3 million, and (ii) Parent's initial public offering of 6.9 million shares of Class A Common Stock which generated $34.7 million of net proceeds as well as equity contributions from Parent's principal stockholders of $32.9 million of which total $28.6 million was contributed to the Company. The Company's principal use of cash in 1994 was $130.4 million to finance acquisitions. Cash used in operations was $1.5 million.

As was previously mentioned, the cellular telephone industry requires significant expenditures for capital additions. Certain of the new markets acquired in 1996 will require substantial additions as the Company seeks to better develop subscriber coverage and in general enhance the market's performance as has been the Company's operating strategy.

The Company continues to expand its marketing efforts which includes, but is not limited to, the increase in funds for advertising, cellular telephone inventory purchases and other expenditures relating to subscriber growth.

The Company continually reviews plans for future growth through acquisitions which may require additional financing. Although the Company has historically been able to obtain such financing, there is no guarantee that such financing will continue to be available.

Forward Looking Statements

The Company has made in this report, and from time to time may otherwise make, statements which constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include statements regarding the intent, belief or current expectations of the Company, its directors or its officers primarily with respect to the Company's operations and financial performance. Investors are cautioned that any such forward looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those in the forward looking statements as a result of various factors. Some of these factors may include (i) the Company's limited operating history and history of net losses, (ii) the Company's high degree of leverage and the requirement for significant and sustained growth in the Company's cash flow to meet its debt service requirements, (iii) the status of any pending potential acquisitions or dispositions of Systems and the risk that new Systems and Systems recently acquired may not perform as expected, (iv) competition from the other cellular operator in the Company's Clusters or from other technologies, (v) dependence on corporate management, (vi) reliance on CELLULARONE(R), trademark, (vii) potential for adverse regulatory change and need for renewal of cellular licenses, (viii) fluctuations in market value of licenses, (ix) equipment failure or natural disaster and (x) concerns about radio frequency emissions.

Item 8.   Financial Statements and Supplementary Data

The information required by Item 8 of Part II is incorporated herein by reference to the Consolidated Financial Statements filed with this report; see
Item 14 of Part IV.

Quarterly Results of Operations

The following is a summary of the quarterly results of operations for the years ended December 31, 1996 and 1995.

                                                       Three Months ended
                                      March 31       June 30      September 30    December 31
                                      --------       --------       --------       --------
1996
Operating revenues (1)                $ 21,025       $ 27,106       $ 32,847       $ 31,400
Operating income (1) (3)                 1,845          5,295          8,273          3,787
Net income (loss) (1)                   (7,265)        (4,679)        (1,213)        (8,974)

1995
Operating revenues                    $  5,533       $  8,128       $ 11,526       $ 16,317
Operating income (loss)                   (684)           193            929         (1,077)
Net income (loss) (2)                    6,512         (2,277)        (2,679)        (8,650)

(1)  The quarterly results of operations for 1996 include the following:

     a.   The NY-5 RSA acquired December 29, 1995
     b.   The NY-6 RSA and Poughkeepsie MSA acquired April 23, 1996
     c.   The acquisition of the WV-3 RSA on July 1, 1996.

(2) The quarter ended March 31, 1995 includes an $11,598,000 gain from the sale of the Company's Abilene, TX System.

(3) Certain amounts have been reclassified to conform to the year-end presentation.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                                    Part III


Item 10.  Directors and Executive Officers of the Registrant.

Omitted pursuant to General Instruction J of Form 10-K

Item 11.  Executive Compensation.

Omitted pursuant to General Instruction J of Form 10-K

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

Omitted pursuant to General Instruction J of Form 10-K

Item 13.  Certain Relationships and Related Transactions.

Omitted pursuant to General Instruction J of Form 10-K

                                     Part IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)  1.   The Consolidated Financial Statements of PriCellular Wireless
          Corporation (see index to financial statements at F-1).

     2.   Financial Statement Schedules:

          Schedules not included with this. Additional financial data has been omitted because it is not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.

     3.   Exhibits:

                                  Exhibit Index

          2.1 Form of Purchase and Sale Agreement relating to the CIS Acquisition (1)

          2.2 Contribution Agreement by and among Texas/Illinois Cellular Limited Partnership, a Delaware limited partnership, Southwestern Bell Mobile Systems, Inc., a Delaware and Virginia corporation, Parent and Cellular Information Systems of Laredo, Inc., a Texas corporation, dated as of April 10, 1995 (certain schedules have been omitted but will be furnished supplementally to the Commission upon request)
                    (2)

          2.3 Acquisition Agreement, dated as of July 31, 1995, by and among Cellular of Upstate New York, Inc., Alexandra Cellular Corporation, the Company and Parent (certain exhibits and schedules have been omitted but will be furnished supplementally to the Commission upon request) (2)

          2.4 Asset Purchase Agreement dated as of September 27, 1995 by and among Seven Cellular Corporation, the Company, USCOC of Ohio RSA #7, Inc. and United States Cellular Corporation (certain exhibits and schedules have been omitted but will be furnished supplementally to the Commission upon request)
                    (3)

          2.5 Acquisition Agreement dated as of June 28, 1995 by and among Great Seal Cellular Limited Partnership, Parent and Chill Cellular Corporation (certain exhibits and schedules have been omitted but will be furnished supplementally to the Commission upon request) (2)

          2.6 Asset Acquisition Agreement dated as of October 15, 1996 among Parent, Cellular Information Systems of Florence, Inc. and Horizon Cellular Telephone Company of Central Kentucky, L.P.

          3.1       Amended and Restated Certificate of Incorporation of the
                    Company (1)

          3.2       By-Laws of the Company (1)

          4.1 Indenture to 14% Senior Subordinated Discount Notes due 2001 among Parent, and the Company and Bank of Montreal Trust Company, as Trustee (including form of Note) (1)

          4.2 Indenture of 12-1/4% Senior Subordinated Notes due 2003 among Parent, the Company, and Bank of Montreal Trust Company, Trustee (including form of Note) (3)

          4.3 Indenture to 10-3/4% Senior Notes due 2004 between the Company and Bank of Montreal Trust Company, as Trustee (including form of Note) (5)

          10.1      1994 Stock Option Plan of Parent (1)

          10.2 Voting Agreement, dated as of December 28, 1995, by and among Parent and the parties named therein (4)

          10.3 Operating Agreement, dated as of April 28, 1994, by and between Parent and McCaw (1)

          10.4 Form of Purchase and Sale Agreement of Parent relating to the CIS Acquisition (see Exhibit 2.1)

          10.5 Contribution Agreement by and among Texas/Illinois Cellular Limited Partnership, a Delaware limited partnership, Southwestern Bell Mobile Systems, Inc., a Delaware and Virginia corporation, Parent and Cellular Information Systems of Laredo, Inc., a Texas corporation, dated as of April 10, 1995 (certain schedules have been omitted but will be furnished supplementally to the Commission upon request) (see Exhibit 2.2)

          10.6 Acquisition Agreement, dated as of July 31, 1995, by and among Cellular of Upstate New York, Inc., Alexandra Cellular Corporation, Parent and the Company (certain exhibits and schedules have been omitted but will be furnished supplementally to the Commission upon request) (see Exhibit 2.3)

          10.7 Asset Purchase Agreement dated as of September 27, 1995 by and among Seven Cellular Corporation, the Company, USCOC of Ohio RSA #7, Inc. and United States Cellular Corporation (certain exhibits and schedules have been omitted but will be furnished supplementally to the Commission upon request) (see Exhibit 2.4)

          10.8 Acquisition Agreement dated as of June 28, 1995 by and among Great Seal Cellular Limited Partnership, Parent and Chill Cellular Corporation (certain exhibits and schedules have been omitted but will be furnished supplementally to the Commission upon request) (see Exhibit 2.5)

          10.9 Asset Acquisition Agreement dated as of October 15, 1996 among Parent, Cellular Information Systems of Florence, Inc. and Horizon Cellular Telephone Company of Central Kentucky, L.P. (see Exhibit 2.6)

          10.10 Employment Agreement, dated as of December 28, 1995, by and between Parent and Robert Price (4)

          27.1 Financial Data Schedule (included in electronic version only)

          ------------
          (1) Incorporated herein by reference to Parent's Registration Statement on Form S-1, No. 33-85678.

          (2) Incorporated herein by reference to the Company's Registration Statement on Form S-1, No. 33-95834.

          (3) Incorporated herein by reference to Parent's Registration Statement on Form S-1, No. 33-98156.

          (4) Incorporated herein by reference to Parent's Annual Report on Form 10-K for the year ended December 31, 1995.

          (5) Incorporated herein by reference to the Company's Registration Statement on Form S-4, No. 333-17067.

(b)  Reports on Form 8-K

     During the last quarter of fiscal 1996, the Company filed two reports on Form 8-K: (i) a Current Report on Form 8-K dated October 15, 1996 announcing that the Company had begun a private offering of senior notes with estimated net proceeds to the Company of $135 million to finance the Company's previously announced acquisitions and (ii) a Current Report on Form 8-K dated October 16, 1996 the purpose of which was to file the Company's unaudited pro forma condensed consolidated statements of operations for the nine months ended September 30, 1996 and for the year ended December 31, 1995 and unaudited pro forma condensed consolidated balance sheet at September 30, 1996.

                                   Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of New York, State of New York, on the 10th day of February 1997.

                                        PriCellular Wireless Corporation


                                        By   /s/Robert Price
                                           -------------------------------------
                                             Robert Price
                                             President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

               Signature                Title                      Date
--------------------------------------------------------------------------------
/s/ Robert Price
-----------------------------
Robert Price                       Director and President      February 10, 1997
                                   (Principal Executive
                                   Officer)

/s/ Stuart B. Rosenstein
-----------------------------
Stuart B. Rosenstein               Senior Vice President,      February 10, 1997
                                   Chief Financial Officer
                                   and Treasurer (Principal
                                   Financial and Accounting
                                   Officer)

/s/ Steven Price
-----------------------------
Steven Price                       Director and Vice           February 10, 1997
                                   President Corporate
                                   Development

/s/ Kim I. Pressman
-----------------------------
Kim I. Pressman                    Director, Vice              February 10, 1997
                                   President and
                                   Secretary

/s/ Brion B. Applegate
-----------------------------
Brion B. Applegate                 Director                    February 10, 1997

/s/ Scott Sperling
-----------------------------
Scott Sperling                     Director                    February 10, 1997

                        Form 10-K--Item 14(a)(1) and (2)

                PriCellular Wireless Corporation and Subsidiaries

                   Index to Consolidated Financial Statements


The following consolidated financial statements of PriCellular Wireless Corporation and subsidiaries are included in Item 8:

   Report of Independent Auditors......................................     F-2
   Consolidated Balance Sheets--December 31, 1996 and 1995.............     F-3
   Consolidated Statements of Operations--Years Ended
      December 31, 1996, 1995 and 1994.................................     F-4
   Consolidated Statements of Stockholder's Equity--Years Ended
      December 31, 1996, 1995 and 1994.................................     F-5
   Consolidated Statements of Cash Flows--Years Ended
      December 31, 1996, 1995 and 1994.................................     F-6
   Notes to Consolidated Financial Statements..........................     F-8


The following consolidated financial statement schedule of PriCellular Wireless Corporation is included in Item 14(a):

   Schedule II--Valuation and Qualifying Accounts......................     F-23


All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

                         Report of Independent Auditors

Board of Directors
PriCellular Wireless Corporation

We have audited the consolidated balance sheets of PriCellular Wireless Corporation and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholder's equity and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of PriCellular Wireless Corporation and subsidiaries at December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.


                                                               ERNST & YOUNG LLP

New York, New York
January 24, 1997

                PriCellular Wireless Corporation and Subsidiaries

                           Consolidated Balance Sheets

                  (Dollars in thousands, except per share data)

                                                                                          December 31
                                                                                      1996           1995
                                                                                --------------------------------
Assets
Current assets:
   Cash and cash equivalents                                                       $   67,331      $   26,669
   Accounts receivable (less allowance of $1,767 in 1996 and $2,076 in 1995)           13,429           8,725
   Due from affiliate                                                                       -             575
   Inventory                                                                            2,096           1,651
   Other current assets                                                                   980             568
                                                                                --------------------------------
Total current assets                                                                   83,836          38,188
Fixed assets--at cost:
   Cellular facilities and equipment                                                   71,801          56,375
   Furniture and equipment                                                              5,142           1,675
   Deposits on cellular equipment                                                      10,100               -
                                                                                --------------------------------
                                                                                       87,043          58,050
   Less accumulated depreciation                                                      (13,728)         (6,009)
                                                                                --------------------------------
Net fixed assets                                                                       73,315          52,041

Investment in cellular operations                                                      39,641          37,386
Cellular licenses (less accumulated amortization of $10,415 in 1996 and
   $3,833 in 1995)                                                                    377,808         305,375
Cellular license held for sale                                                         13,721               -
Deferred financing costs (less accumulated amortization of $2,542 in 1996
   and $971 in 1995)                                                                   14,031           9,989
Cash committed for the acquisition of cellular operations                              91,400               -
Other assets                                                                            5,197              14
                                                                                --------------------------------
Total assets                                                                       $  698,949      $  442,993
                                                                                ================================
Liabilities and stockholder's equity Current liabilities:
   Accounts payable and accrued expenses                                           $   23,925      $   16,257
   Long-term debt--current portion                                                          -           1,971
   Other current liabilities                                                            4,776           3,529
   Due to affiliate                                                                     4,929               -
                                                                                --------------------------------
Total current liabilities                                                              33,630          21,757
Long-term debt                                                                        483,430         278,225
Junior subordinated discount note to parent                                                 -          20,425
Other long-term liabilities                                                             1,756           1,673
Commitments and contingent liabilities
Stockholder's equity:
   Common Stock, $0.01 par value per share:
      100 shares authorized, issued and outstanding
   Additional paid-in capital                                                         211,642         130,291
   Accumulated deficit                                                                (31,509)         (9,378)
                                                                                --------------------------------
Total stockholder's equity                                                            180,133         120,913
                                                                                --------------------------------
Total liabilities and stockholder's equity                                         $  698,949      $  442,993
                                                                                ================================


See notes to consolidated financial statements.

                PriCellular Wireless Corporation and Subsidiaries

                      Consolidated Statements of Operations

                             (Dollars in thousands)


                                                  Year ended December 31
                                            1996          1995         1994
                                         ---------------------------------------
Revenues
Cellular service                         $ 104,950     $ 38,757     $  4,825
Equipment sales                              3,430        1,717          384
Other                                        3,998        1,030         --
                                         ---------------------------------------
                                           112,378       41,504        5,209
Costs and expenses
Cost of cellular service                    29,571       10,694        1,892
Cost of equipment sold                      10,073        4,951          814
General and administrative                  17,289        8,754        4,640
Sales and marketing                         16,708        7,465        1,151
Depreciation and amortization               19,537       10,279        2,720
                                         ---------------------------------------
                                            93,178       42,143       11,217
                                         ---------------------------------------

Operating income (loss)                     19,200         (639)      (6,008)

Other income (expense)
Gain (loss) on sale of investments in
   cellular operations                      (1,401)      11,598        6,819
Interest expense                           (44,053)     (21,569)      (2,245)
Interest income                              2,497        2,996          296
Other income (expense), net                  1,626          520          (97)
                                         ---------------------------------------
                                           (41,331)      (6,455)       4,773
                                         ---------------------------------------
Net income (loss)                        $ (22,131)    $ (7,094)    $ (1,235)
                                         =======================================


See notes to consolidated financial statements.

                PriCellular Wireless Corporation and Subsidiaries

                 Consolidated Statements of Stockholder's Equity

                    (Dollars in thousands, except share data)


                                                                                Additional
                                                         Common Stock             Paid-in      Accumulated  Stockholder's
                                                     Shares        Amount         Capital        Deficit       Equity
                                                    ---------------------------------------------------------------------
Balance--December 31, 1993                              100       $   --         $  3,124      $ (1,049)      $  2,075
Contributions by Stockholder                                                       72,423                       72,423
Distribution to Stockholder                                                          (900)                        (900)
Net loss for the year ended December 31, 1994                                                    (1,235)        (1,235)
                                                    ---------------------------------------------------------------------
Balance--December 31, 1994                                                         74,647        (2,284)        72,363
Contributions by stockholder                                                       55,644                       55,644
Net loss for the year ended December 31, 1995                                                    (7,094)        (7,094)
                                                    ---------------------------------------------------------------------
Balance--December 31, 1995                              100           --          130,291        (9,378)       120,913
Contributions by stockholder                                                       59,692                       59,692
Forgiveness of Junior subordinated
   debt to parent                                                                  21,659                       21,659
Net loss for the year ended December 31, 1996                                                   (22,131)       (22,131)
                                                    ---------------------------------------------------------------------
Balance--December 31, 1996                              100       $   --         $211,642      $(31,509)      $180,133
                                                    =====================================================================


See notes to consolidated financial statements.

                PriCellular Wireless Corporation and Subsidiaries

                      Consolidated Statements of Cash Flows

                             (Dollars in thousands)


                                                                                            Year ended December 31
                                                                                      1996           1995           1994
                                                                                -----------------------------------------------
Operating activities
Net (loss)                                                                        $ (22,131)      $  (7,094)      $  (1,235)
Adjustments to reconcile net income (loss) to net cash provided by (used in)
   operating activities:
      Depreciation and amortization                                                  19,537          10,278           2,720
      Interest on Senior and Junior Subordinated Discount Notes                      40,150          21,254           1,672
      (Gain) loss on sale of investment in cellular operations                        1,401         (11,598)         (6,819)
      Equity loss from investment in Wichita Falls                                     --              --                97
      Amortization of covenant not to compete                                        (1,625)           (500)           --
      Provision for losses on accounts receivable                                     2,079             936              99
      Proceeds from covenant not to compete                                           2,500           3,000            --
      Changes in operating assets and liabilities net of acquisitions and dispositions of Cellular Systems:
           Accounts receivable                                                       (9,098)         (4,768)           (848)
           Inventory                                                                   (369)           (891)           (250)
           Due from affiliate                                                          --              --              (784)
           Other current assets                                                        (343)           (193)            (52)
           Accounts payable and accrued expenses                                      4,629          (2,178)          3,711
           Other current liabilities                                                   (250)         (4,490)           --
           Other long-term liabilities                                                  410            (388)            127
           Other, net                                                                   (99)             21              80
                                                                                -----------------------------------------------
Net cash provided by (used in) operating activities                                  36,791           3,389          (1,482)
                                                                                -----------------------------------------------

Investing activities
Purchase of cellular equipment                                                      (29,470)         (6,794)         (3,013)
Amounts deposited in escrow to acquire cellular properties                           (5,000)           --              (800)
Proceeds from affiliate, net                                                           --               209             160
Proceeds from sale of investment in cellular operations                               2,813            --             3,669
Proceeds from sale of cellular operations                                            31,936          19,478            --
Acquisition of cellular operations, net of cash                                     (86,285)       (213,686)       (130,366)
Investment in cellular operations                                                       (75)           (166)
Redemption of short-term investments                                                   --               991            --
Cash committed for the acquisition of cellular operations                           (91,400)           --              --
                                                                                -----------------------------------------------
Net cash (used in) investing activities                                            (177,481)       (199,968)       (130,350)
                                                                                -----------------------------------------------

Financing activities
Distribution to Parent                                                                 --              --              (900)
Proceeds from capital contributions                                                  33,600          30,903          61,479
Proceeds from notes payable and due to related parties                                 --              --             7,380
Repayments of notes payable and due to related parties                              (23,540)         (3,499)         (3,140)
Payments for deferred financing costs                                                (5,612)         (6,145)         (4,818)
Due to affiliate                                                                      6,904            --              --
Proceeds from issuance of long-term debt                                            170,000         163,307         110,276
                                                                                -----------------------------------------------
Net cash provided by financing activities                                           181,352         184,566         170,277
                                                                                -----------------------------------------------

Increase (decrease) in cash and cash equivalents                                     40,662         (12,013)         38,445
Cash and cash equivalents at beginning of year                                       26,669          38,682             237
                                                                                -----------------------------------------------
Cash and cash equivalents at end of year                                          $  67,331       $  26,669       $  38,682
                                                                                ===============================================

                PriCellular Wireless Corporation and Subsidiaries

                             (Dollars in thousands)


                                                                                             Year ended December 31
                                                                                        1996          1995           1994
                                                                                -----------------------------------------------
Supplemental disclosure of cash flow information Cash paid during the period for:
   Interest                                                                         $   1,110      $     874      $     194
   Income taxes                                                                           448          2,803           --

Supplemental schedule of noncash investing activities
Capital contribution of equipment and minority interest in cellular operations           --             --            8,155
Contribution of net assets into joint venture                                            --           35,516           --

Supplemental schedule of noncash financing activities
Debt canceled in exchange for capital contributions                                      --             --            2,791
Debt canceled in connection with the sale of minority interest in cellular               --             --            4,024
   operations
Capital contribution of cellular systems from Parent                                   26,079         24,741           --
Forgiveness of junior subordinated debt to Parent                                      21,659           --             --
Debt issued in connection with acquisition of cellular systems                         19,429           --             --


See notes to consolidated financial statements.

                PriCellular Wireless Corporation and Subsidiaries

                   Notes to Consolidated Financial Statements

                                December 31, 1996


1.   Organization

PriCellular Wireless Corporation including its subsidiaries ("Wireless") was incorporated on August 23, 1994. On October 21, 1994 PriCellular Corporation (100% stockholder of Wireless) ("Parent") contributed all of the assets, net of certain liabilities to Wireless. The transactions were accounted for in a manner similar to a pooling of interests. Wireless and the businesses contributed to Wireless are collectively referred to as the "Company." The Company is principally engaged in the ownership and operation of cellular telephone systems.

2.   Significant Accounting Policies

Basis of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.

Use of Estimates

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.

Cash Equivalents

The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Inventory

Inventory is stated at the lower of cost (first-in, first-out method) or market. Inventory consists primarily of cellular telephones and accessories.

Investments in Cellular Operations

Investments in cellular operations in which the Company's interest is 20% or more are accounted for under the equity method. Interest in investments that are less than 20% are accounted for under the cost method.

                PriCellular Wireless Corporation and Subsidiaries

2.   Significant Accounting Policies (continued)

On November 30, 1995, the Company entered into a Joint Venture with SBC Communications, Inc. ("SBC"), formerly Southwestern Bell, in which the Company contributed its system serving the Laredo, TX MSA (approximately 176,000 Pops) and SBC contributed cellular properties in the Illinois 4 and 6 RSAs. The Company owns 44.5% of the combined 594,000 Pops or approximately 264,000 Net Pops. Under the terms of the Joint Venture agreement, the Company receives preferential distributions in the first four years of the Joint Venture rising from $3,300,000 in the first year to $5,800,000 in the last year. Such preferential distributions are guaranteed by SBC. The Company also has an option to put its Joint Venture interest to SBC at prices beginning at $28,500,000 and escalating to $39,000,000 at the end of the four-year period. SBC has operating control of the properties and has certain rights to purchase the Company's interests on the day prior to the fourth anniversary. The Company's guaranteed preferential distribution from the Joint Venture for 1996 amounted to $3,375,000 and for the month of December 1995, totalled $275,000, which are included in other revenue.

Cellular License

The Company primarily uses a 40 year life to amortize cellular licenses acquired. Amortization expense for the years ended December 31, 1996, 1995 and 1994 was $9,456,000, $4,287,000 and $1,262,000, respectively.

The Company periodically reviews the carrying value of licenses to determine whether such amounts are recoverable based on undiscounted future cash flows of the market to which the license relates, and by comparing the cellular licenses to the estimated market value of the cellular systems, in order to determine whether a reduction to fair value is necessary. The Company has determined that no such reductions were necessary through December 31, 1996.

Income Recognition

Revenues are recognized during the period service is provided or when equipment is delivered.

                PriCellular Wireless Corporation and Subsidiaries

2.   Significant Accounting Policies (continued)

Expense Recognition

Marketing costs (including advertising) relating to new subscribers are expensed in the period that they are incurred.

Fixed Assets

Fixed assets are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful life of the asset of three to seven years.

Deferred Financing Costs

Deferred financing costs primarily represent underwriting discounts and related fees incurred in connection with the issuance of the Company's long-term debt (see Note 4--Long-Term Debt). These costs are being amortized over the terms of the related debt.

3.   Acquisition of Cellular Operations

All acquisitions are accounted for utilizing the purchase method of accounting. The allocation of purchase price for certain acquisitions described below is tentative.

During the year ended December 31, 1996, the Company strategically strengthened its footprint by; adding approximately 688,000 net Pops to its existing New York market, by exchanging 521,000 Pops previously owned from its Ohio cluster as well as through acquisitions, by adding approximately 458,000 Pops to the Ohio cluster through the acquisition of PA-9 (188,000 Pops) and WV-3 (270,000 Pops). Additionally, the Company acquired in January 1997, its fourth significant cluster through the acquisition of the Kentucky Cluster which contains 785,000 Pops and over 13,000 square miles.

                PriCellular Wireless Corporation and Subsidiaries

3.   Acquisition of Cellular Operations (continued)

The following acquisitions were completed during 1996 and 1995:

                                                                 Acquisition                    Purchase               Net Pops
           System                 Market                         Date                             Price                Acquired
------------------------------------------------------------------------------------------------------------------------------------
1996
Upper Midwest Cluster          WI-2 RSA                         November 18, 1996            $    4,300,000                85,645
                                                                                                                    ----------------
                                                                                                                           85,645
                                                                                                                    ----------------
Mid-Atlantic Cluster           PA-9 RSA                         February 2, 1996                 26,100,000               188,096
                               WV-3 RSA                         July 23, 1996                    35,000,000               269,709
                                                                                                                    ----------------
                                                                                                                          457,805
                                                                                                                    ----------------
New York Cluster               NY-6 RSA                         April 23, 1996                   19,800,000 (A)           111,373
                               Poughkeepsie, NY MSA             April 23, 1996                   38,900,000 (A)(B)        218,890
                               Orange County, NY MSA            October 17, 1996                        (B)               327,053
                                                                                                                    ----------------
                                                                                                                          657,316
                                                                                                                    ----------------
Various                        Various                          October 17, 1996                        (B)                70,740
                                                                                                                    ----------------
                                                                                                                           70,740
                                                                                                                    ----------------
Total for 1996                                                                                                          1,271,506
                                                                                                                    ================

1995
Upper Midwest Cluster          MI-1 RSA                         March 7, 1995                   17,700,000                203,391
                               Wausau, WI MSA                   March 28, 1995                   5,400,000                 59,640
                               MN-2A RSA                        July 7, 1995                           (C)                 38,766
                               MN-3B RSA                        July 7, 1995                           (C)                 35,572
                               MN-5 RSA                         July 7, 1995                           (C)                207,107
                               Alton/Granite City, IL MSA       July 7, 1995                           (C)                 18,112
                               Eau Claire, WI MSA               July 7, 1995                           (C)                 14,269
                               Wausau, WI MSA                   July 7, 1995                           (C)                 17,289
                               MI-2 RSA                         August 28, 1995                  7,200,000 (D)            110,514
                                                                                                                    ----------------
                                                                                                                          704,660
                                                                                                                    ----------------
Mid-Atlantic Cluster           Parkersburg, WV/
(Ohio Cluster)                    Marietta, OH MSA              September 27, 1995                 (B) (E)                154,510
                               OH-7 RSA                         September 27, 1995              39,800,000                257,290
                               OH-9 RSA                         September 27, 1995              28,800,000 (B)            279,577
                               OH-10 RSA                        September 29, 1995              17,600,000 (B)            173,714
                               WV-2 RSA                         December 20, 1995                7,800,000                 79,567
                                                                                                                    ----------------
                                                                                                                          944,658
                                                                                                                    ----------------

Alabama Cluster                AL-4 RSA                         November 7, 1995                       (F)                140,200
                                                                                                                    ----------------
                                                                                                                          140,200
                                                                                                                    ----------------

New York Cluster               NY-5 RSA                         December 29, 1995               65,900,000                382,180
                                                                                                                    ----------------
                                                                                                                          382,180
                                                                                                                    ----------------
Total for 1995                                                                                                          2,171,698
                                                                                                                    ================

                PriCellular Wireless Corporation and Subsidiaries

3.   Acquisition of Cellular Operations (continued)

(A) The Company acquired from a subsidiary of United States Cellular Corporation the system serving the NY-6 RSA for approximately $19,800,000 and 83% of the stock of the system serving the Poughkeepsie, NY MSA for approximately $38,900,000, with one half paid in cash and the balance in a three-year note (subsequently repaid in November 1996, see Note 4--Long-Term Debt.)

(B) The Company exchanged with Vanguard Cellular Systems, Inc. its OH-9 RSA, the majority of its OH-10 RSA and its Parkersburg, WV/Marietta, OH MSA for the Orange County, NY MSA, an additional 11.1% of the Poughkeepsie, NY MSA, 12.2% of the Janesville, WI MSA and approximately 28,509 additional Net Pops, including small interests in the Eau Claire, WI and Wausau, WI MSAs (in each of which the Company currently has a majority interest).

(C) The Company received these licenses in exchange for its 100% interest in the Lubbock, TX MSA non-wireline license. In addition, Western Wireless paid $3,000,000 to secure the Company's agreement not to compete with Western Wireless within the Lubbock, TX MSA for a period of three years following the exchange.

(D) On May 22, 1995, the Court of Chancery of the State of Delaware awarded the right to acquire the MI-2 RSA to the Company, subject to FCC approval, for approximately $7,200,000, which is payable over several years. The MI-2 RSA includes the eastern portion of Michigan's Upper Peninsula and abuts the Company's MI-1 RSA. On March 22, 1996, the Delaware Supreme Court reversed the lower court's decision and ordered the Company to reverse the acquisition and sell the license and operating assets to the defendant. The Company received approximately $6,500,000 from the sale (see Note 7--Sale of Cellular Operations).

(E) In connection with the acquisition, the Company paid $9,924,000 in cash and Parent issued an $8,800,000 unsecured five year 6% note convertible at $11 per share which was converted into 796,639 shares of Parent's Class A Common Stock at $11 per share. The Company's stock was valued at $12.25 per share on the date of conversion. The portion of the assets acquired by Parent were contributed to the Company.

                PriCellular Wireless Corporation and Subsidiaries

3.   Acquisition of Cellular Operations (continued)

(F) The purchase price consisted of $10,000,000 in cash and 1,836,000 shares (adjusted for the two 5-for-4 stock splits of the Parent in 1996) of Parent's Class A Common Stock. Parent contributed the portion of the assets acquired through the issuance of the Class A Common Stock. In July 1996, the Company sold the property for $27,500,000 in cash of which $2,500,000 is attributable to a two year covenant not to compete (see Note 7--Sale of Cellular Operations).

The Pro Forma unaudited condensed consolidated results of operations for the years ended December 31, 1996 and 1995, assuming the transactions were consummated as of January 1, 1995, are as follows:

                                                  Year ended December 31
                                                  1996              1995
                                               -----------------------------
     Revenue                                   $ 111,769         $  71,870
                                               =============================
     Net loss                                  $ (24,401)        $ (34,030)
                                               =============================

4. Long-Term Debt

Long-term debt consists of the following:

                                                            December 31
                                                      1996              1995
                                                  ------------------------------
     14% Senior Subordinated Discount Notes
       due 2001                                   $146,783,000      $128,160,000
     12-1/4% Senior Subordinated Discount Notes
       due 2003
                                                   166,647,000       147,925,000
     10-3/4% Senior Notes due 2004                 170,000,000              --
     Other long-term debt                                 --           4,111,000
                                                  ------------------------------
                                                   483,430,000       280,196,000
     Less current portion                                 --           1,971,000
                                                  ------------------------------
                                                  $483,430,000      $278,225,000
                                                  ==============================

                PriCellular Wireless Corporation and Subsidiaries

4.   Long-Term Debt (continued)

On November 23, 1994, the Company issued approximately $165,000,000 aggregate principal amount of 14% Senior Subordinated Discount Notes due 2001 (the "14% Notes") primarily to finance the acquisition of Cellular Information Systems, Inc. ("CIS"). The 14% Notes were issued at a price of 66.834% or $110,276,000. The original issue discount on the 14% Notes accretes at a rate of 14%, compounded semiannually, to an aggregate principal amount of approximately $165,000,000 by November 15, 1997. Interest will thereafter accrue at 14% per annum, payable semiannually in cash beginning May 15, 1998.

On September 27, 1995, the Company, issued approximately $205,000,000 aggregate principal amount of 12-1/4% Senior Subordinated Discount Notes due 2003 (the 12-1/4% Notes") to finance the acquisition of the OH-7 RSA, OH-9 RSA, OH-10 RSA, Parkersburg, WV/Marietta, OH MSA, WV-2 RSA, AL-4 RSA, PA-9 RSA and NY-5 RSA cellular systems. The 12-1/4% Notes were issued at a price of 69.906% or $143,307,000. The original issue discount on the 12-1/4% Notes accretes at a rate of 12-1/4% compounded semiannually to an aggregate principal amount of approximately $205,000,000 by October 1, 1998. Interest will thereafter accrue at 12-1/4% per annum payable semiannually in cash beginning April 1, 1999.

On November 6, 1996, the Company issued $170,000,000 principal amount of 10-3/4% Senior Notes due 2004 (the "10-3/4% senior notes"), primarily to finance the acquisition in January 1997 of the Kentucky cluster for $116,500,000 consisting of approximately $94,000,000 in cash and $22,500,000 in the Parent's Class A Common Stock. Approximately $19,000,000 of the proceeds was used to repay the note issued in connection with the purchase on April 23, 1996 of the Poughkeepsie, NY MSA (see (A) in Note 3--Acquisition of Cellular Operations). Interest is payable semi-annually on each May 1 and November 1.

The Company's long-term debt includes restrictions on the Company's debt, on dividends, on liens, on payments and the transfer of net assets from the Company to Parent.

                PriCellular Wireless Corporation and Subsidiaries

4.   Long-Term Debt (continued)

The maturities of the Company's long-term debt for each of the five years subsequent to December 31, 1996 are as follows:

          1997                                         $       --
          1998                                                 --
          1999                                                 --
          2000                                                 --
          2001                                        146,783,000
          Thereafter                                  336,647,000
                                                     ------------
          Total                                      $483,430,000
                                                     ============

5.   Income Taxes

The significant components of the Company's deferred tax liabilities and assets are as follows:

                                                           December 31
                                                       1996           1995
                                                  ----------------------------
     Deferred tax liabilities:
        Depreciation                              $ (4,340,000)   $ (4,591,000)
        Amortization                                (5,957,000)     (2,738,000)
     Deferred tax assets:
        Net operating loss carryforwards             3,195,000       3,104,000
        Alternative minimum tax carryforwards          175,000         175,000
        Amortization of original issue discount     19,745,000       7,795,000
        State and local deferred taxes               1,956,000         856,000
        Accruals                                     2,658,000       2,221,000
        Other                                        1,630,000       1,556,000
                                                  ----------------------------
     Net deferred tax asset                         19,062,000       8,378,000
     Valuation allowance                           (19,062,000)     (8,378,000)
                                                  ----------------------------
                                                  $       --      $       --
                                                  ============================

                PriCellular Wireless Corporation and Subsidiaries

5.   Income Taxes (continued)

At December 31, 1996, the Company had tax net operating loss carryforwards ("NOLs") of approximately $9,397,000, which are available to offset future taxable income. NOLs begin expiring in the year 2007 through 2010 as follows:
2007 $1,280,000, 2009 $2,936,000, 2010 $1,699,000 and 2011 $3,482,000. Pursuant
to Section 338 of the Internal Revenue Code, the Company elected to treat the stock purchase of CIS as a purchase of assets and, accordingly, accrued approximately $2,000,000 in Federal income taxes payable representing alternative minimum tax arising as a result of the election. The Company paid these taxes during 1995.

6. Capital Contributions

During the second quarter of 1994, Parent entered into the following transactions:

     o AT&T Wireless Services, Inc. ("McCaw/Wireless" or "AT&T Wireless") purchased 2,031,250 shares of Class B Common Stock of Parent (Class B shares are entitled to ten votes per share.

     o Harvard Private Capital Group, Inc. ("Harvard") purchased 42,130 shares of Series A Convertible Preferred Stock of Parent.

     o Spectrum Equity Investors L.P. ("Spectrum") purchased 6,018 shares of Series A Convertible Preferred Stock of Parent and a $6 million convertible promissory note which was converted into 12,739 shares of Series B Convertible Preferred Stock of Parent on July 9, 1994. Spectrum assigned and transferred a portion of the note totaling $1.5 million to two funds managed by Investment Advisors, Inc. ("IAI").

In connection with the above mentioned transactions, Parent received $36,200,000 consisting of cash, capital equipment and minority interests in an FCC non-wireline cellular license. The capital equipment and minority interest were valued at $3,385,000 which approximates their historical net book value.

                PriCellular Wireless Corporation and Subsidiaries

6.   Capital Contributions (continued)

During July 1994, McCaw/Wireless exercised its preemptive rights by purchasing 16,049 shares of the Parent's Series A Convertible Preferred Stock for $7,559,000 in the form of a reduction of notes payable, minority interests in certain FCC MSA non-wireline cellular licenses, and capital equipment. The minority interests and capital equipment were recorded at their approximate historical net book value.

In connection with the formation of the Company, Parent contributed these assets to Wireless.

On December 22, 1994, Parent closed on its IPO of 7,812,000 shares of Class A Common Stock resulting in net proceeds of $34,697,000 after deducting expenses related to the offering and contributed $28,619,000 to the Company.

In connection with the over-allotment agreement with the underwriters of the Parent's IPO, during January 1995, Parent sold an additional 586,000 shares of Class A Common Stock which resulted in net proceeds of approximately $2,567,000 of which $927,000 was contributed to the Company.

On July 14, 1995, Harvard Private Capital Group, Inc. and Spectrum Equity Investors L.P. exercised an option to purchase a total of 1,293,000 shares of Parent's Class A Common Stock. The proceeds to Parent totaled $5,000,000, of which $1,750,000 was contributed to the Company.

On August 21, 1995, Parent issued approximately $60,000,000 aggregate principal amount of 10-3/4% Senior Subordinated Convertible Discount Notes due 2004. The notes were issued at a price of 59.345% or $35,607,000 of which $18,600,000 was concurrently contributed to the Company.

On November 22, 1995, Parent sold 3,125,000 shares of Class A Common Stock to an institutional investor. Proceeds to parent totaled $24,066,000, of which $8,575,000 was contributed to the Company.

The Company's Parent issued 96,000 shares of Series A cumulative convertible preferred stock. The issuance resulted in net proceeds to the Parent of approximately $80,000,000 of which $33,600,000 was contributed to the Company.

                PriCellular Wireless Corporation and Subsidiaries

7.   Sale of Cellular Operations

The Company made the following dispositions of cellular properties and interests:

Date                     Description                                             Sales Price        Gain (Loss)
----------------------------------------------------------------------------------------------------------------
1996
July              AL-4 RSA, sale of license                                    $  25,000,000      $   (1,640,000)
September         Sale of Minority Pops                                            2,813,000           1,817,000
November          MI-2 RSA, sale of license                                        6,500,000          (1,578,000)
                                                                                                  --------------
                                                                                                  $   (1,401,000)
                                                                                                  ==============

1995
January           Abilene, Texas, sale of assets                               $  15,928,000      $   11,598,000
March             Minnesota 6, sale of a portion of the license
                     representing 31,000 Pops                                      3,550,000             --
                                                                                                  --------------
                                                                                                  $   11,598,000
                                                                                                  ==============

1994
June              Wichita Falls Celltelco Partnership, sale of approximate
                     49.5% interest                                            $   7,693,000      $    6,819,000
                                                                                                  ==============

In connection with the Wichita Falls transaction, the Company entered into a management agreement whereby it ran the operations and received a management fee of 6% of the revenue until the remaining 49.5% interest in Wichita Falls was sold on June 15, 1994. For the period January 1, 1994 to June 15, 1994, the Company earned approximately $93,000, for management fee income.

In 1994, in connection with the sale of Wichita Falls to McCaw/AT&T for $7,693,000, the Company received net proceeds of $3,829,000. The net proceeds reflect the sales price of $7,693,000 plus the repayment of $160,000 due from affiliate less $4,024,000 from cancellation of a portion of the notes payable to McCaw/AT&T.

                PriCellular Wireless Corporation and Subsidiaries

8.   Subsequent Events

Kentucky Cluster Acquisition

In January 1997, the Company established its fourth operating cluster as a result of the acquisition of four RSAs in Kentucky from a subsidiary of Horizon Cellular Telephone Company, L.P. The 785,000 Pop cluster was acquired for $94,000,000 in cash, subject to adjustments at closing, and $22,500,000 of Parent's Class A Common Stock (1,948,052 shares). Cash committed for the acquisition of cellular license operations was $91,400,000. In addition, other assets includes $5,000,000 for money held in escrow as of December 31, 1996.

WI4/Florence Transactions

In January 1997, the Company entered into two transactions with a subsidiary of Bell South Corporation. The standalone wireline systems serving the Florence, AL MSA (136,816 Pops) and AL 1B RSA (62,035 Pops) were sold for $24,000,000 in cash, of which $2,000,000 is attributable to a two year covenant not to compete. The transactions resulted in a gain of approximately $8,000,000. In addition, the Company acquired for $6,000,000 the WI-4 RSA (118,993 Pops).

9.   Pending Transactions

Remaining Shares of CIS Stock

The Company may acquire the remaining shares of CIS Stock. Such acquisitions may be effected through privately negotiated or open market purchases, subsequent tender offers, a merger or similar business combination between the Company and CIS or otherwise. The Company has included in other current liabilities $2,523,000 for the acquisition of remaining shares of CIS Stock.

                PriCellular Wireless Corporation and Subsidiaries

10.  Commitments and Contingencies

Stock Option Plan

Under Parent's 1994 Stock Option Plan (the "Plan") the Board of Directors can grant options to purchase up to 2,636,000 shares of Class A Common Stock to certain eligible employees and directors (Class A shares are entitled to one vote per share). During 1996, Parent registered approximately 2,636,000 shares of Class A Common Stock reserved for issuance under the Plan. The Plan provides that the option price cannot be less than the fair market value of the stock on the date of grant, and accordingly, no compensation expense is recognized. All options granted subsequent to January 1, 1995, have 10 year terms and vest and become fully exercisable at the end of three years of continued employment. Parent has elected to follow APB 25 and related interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB No. 123, Accounting for Stock-Based Compensation, requires use of option valuation models that were not developed for use in valuing employee stock options and are highly subjective.

Pro forma information regarding net income (loss) and earnings (loss) per common share is required by statement 123, and has been determined as if the Company has accounted for Parent's employee stock options under the fair value method of that statement.

The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1995 and 1996: risk free interest rate 6.25%; dividend yield 0%;
 .48 volatility factors of the expected market price of Parent's Class A Common Stock; and a weighted-average expected life of options of 4 years.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models did not necessarily provide a reliable single measure of the fair value of its employee stock options.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                                         December 31
                                                      1996           1995
                                                    -----------------------
      Net income (loss):
        As reported                                 $(22,131)      $(7,094)
        Pro forma                                   $(22,906)      $(7,309)


Since compensation expense associated with option grants is recognized over the vesting period, the initial impact of applying FAS 123 on pro forma net income
(loss) is not representative of the potential impact on pro forma net income
(loss) in future years when the effect of recognition of a portion of compensation expense from multiple awards would be reflected.

A summary of Parent's stock option activity, and related information was as follows:

                                             Number of
                                            Shares Under      Price Per
                                              Options           Share
                                            -----------------------------
      Options granted                        1,040,039          $3.71
                                             ---------
      Balance at December 31, 1994           1,040,039          $3.71

      Options granted                          770,117     $4.54 to $8.72
      Options returned for future issuance     (41,016)    $4.54 to $4.67
                                             ---------
      Balance at December 31, 1995           1,769,140     $3.71 to $8.72

      Options granted                          343,125     $10.80 to $10.90
      Options exercised                         (8,329)    $ 4.54 to $ 4.67
      Options returned for future issuance     (55,704)    $ 4.54 to $10.90
                                             ---------
      Balance at December 31, 1996           2,048,232
                                             =========

The following table summarizes information about stock options outstanding at December 31, 1996:

                                                                Options
                           Options Outstanding                 Exercisable
               ----------------------------------------   ----------------------
                                  Weighted
                                   Average     Weighted                 Weighted
   Range of      Number           Remaining     Average      Number      Average
   Exercise    Outstanding       Contractual   Exercise   Exercisable   Exercise
    Prices     at 12/31/96          Life        Price     at 12/31/96     Price
--------------------------------------------------------------------------------
$3.71 to $4.67  1,600,263          8 years     $ 4.05      1,226,780      $ 3.86
     $8.72        108,594          9 years     $ 8.72         36,198      $ 8.72
$10.80 to $10.90  399,375        9.5 years     $10.86          --           --

Lease Commitments

Total rent expense amounted to approximately $2,378,000, $877,000 and $166,000 for the years ended December 31, 1996, 1995 and 1994, respectively, of which $137,000, $60,000 and $20,000 was paid to an affiliate during 1996, 1995 and 1994, respectively. At December 31, 1996, the Company is committed under the following noncancellable operating leases:

          Period
          1997                                    $   2,463,000
          1998                                        2,008,000
          1999                                        1,722,000
          2000                                        1,435,000
          2001                                          835,000
          Thereafter                                  1,629,000
                                                  -------------
                                                  $  10,092,000
                                                  =============

11.  Related Party Transactions

The Company and McCaw/AT&T are parties to an operating agreement dated April 28, 1994, which provides for, among other services, switch sharing agreements with McCaw/AT&T's adjacent systems, assistance in obtaining cellular system service and equipment discounts, assistance in evaluating potential acquisitions and in securing financing.

12.  Fair Values of Financial Instruments

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

     Cash and cash equivalents: The carrying amounts reported in the consolidated balance sheet approximate fair value.

     Long-term debt: The fair value of the Senior Notes and Senior Subordinated Discount Notes is based on the quoted market price.

                PriCellular Wireless Corporation and Subsidiaries

12.  Fair Values of Financial Instruments (continued)

The carrying amounts and fair values of the Company's financial instruments at December 31, 1996 are as follows:

                                                        Carrying        Fair
                                                         Amount         Value
                                                     ---------------------------
     Cash and cash equivalents                       $ 67,331,000   $ 67,331,000

     Long-term debt:
        10-3/4% Senior Notes                          170,000,000    176,800,000
        14% Senior Subordinated Discount Notes        146,783,000    162,525,000
        12-1/4% Senior Subordinated Discount Notes    166,647,000    175,275,000

13.  Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

                                                              December 31
                                                         1996            1995
                                                     ---------------------------
     Accounts payable                                $  4,592,000   $  4,307,000
     Professional fees                                  1,345,000      1,327,000
     Interest payable                                   2,792,000        119,000
     Accrued operating expenses                         3,819,000      2,929,000
     Income and other taxes payable                     2,597,000      1,860,000
     Deferred revenue and other                         8,780,000      5,715,000
                                                     ---------------------------
                                                     $ 23,925,000   $ 16,257,000
                                                     ===========================

                PriCellular Wireless Corporation and Subsidiaries

14.  Other Current Liabilities

Other current liabilities consist of the following:

                                                              December 31
                                                         1996            1995
                                                     ---------------------------
     Amount due for untendered CIS shares            $  2,523,000   $  2,525,000
     Unearned covenant not to compete                   2,250,000      1,000,000
     Other                                                  3,000          4,000
                                                     ---------------------------
                                                     $  4,776,000   $  3,529,000
                                                     ===========================

                        PriCellular Wireless Corporation

                  Schedule I--Valuation and Qualifying Accounts


                                                        Additions       Additions
                                         Balance at     Charged to      Charged to                           Balance
                                         Beginning       Cost and         Other                              at End
           Description (000's)            of Year        Expenses        Accounts          Deductions        of Year
--------------------------------------------------------------------------------------------------------------------
Year ended December 31, 1994
Allowance for doubtful accounts         $   --          $     99        $    636(A)        $   --           $    735
                                        ============================================================================
Valuation allowance for deferred
   income taxes                         $    910        $    551        $   --             $   --           $  1,461
                                        ============================================================================
Year ended December 31, 1995
Allowance for doubtful accounts         $    735        $    936        $  1,982(A)        $ (1,577)        $  2,076
                                        ============================================================================
Valuation allowance for deferred
   income taxes                         $  1,461        $  6,917        $   --             $   --           $  8,378
                                        ============================================================================
Year ended December 31, 1996
Allowance for doubtful accounts         $  2,076        $  2,079        $     58(A)        $ (2,446)        $  1,767
                                        ============================================================================
Valuation allowance for deferred
   income taxes                         $  8,378        $ 10,684        $   --             $   --           $ 19,062
                                        ============================================================================

(A)  Results principally from the acquisition of cellular systems.