Form 10-Q
period 1997-03-31
PRICELLULAR WIRELESS CORP
filed 1997-04-29
CIK 935303

--------------------------------------------------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549-1004

                                    FORM 10-Q

                                   (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the period ended March 31, 1997

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period From to

Commission File Number 33-88350

                        PRICELLULAR WIRELESS CORPORATION

           (Exact name of the registrant as specified in its charter)

             Delaware                                     13-3784318
---------------------------------------       ----------------------------------
   (State or other jurisdiction of                      (I.R.S. Employer
   incorporation or organization)                      Identification No.)

         45 Rockefeller Plaza
             New York, NY                                    10020
---------------------------------------       ----------------------------------
(Address of principal executive offices)                   (Zip Code)

                                 (212) 459-0800
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not applicable
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

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

Common Stock, $0.01 Par Value - 100 shares as of April 20, 1997
--------------------------------------------------------------------------------

                                      Index

                PriCellular Wireless Corporation and Subsidiaries




PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
   Condensed Consolidated Balance Sheets--March 31, 1997
     and December 31, 1996.................................................. 2
   Condensed Consolidated Statements of Operations--Three Months Ended
     March 31, 1997 and 1996................................................ 3
   Condensed Consolidated Statements of Cash Flows--Three Months Ended
     March 31, 1997 and 1996................................................ 4
   Notes to Condensed Consolidated Financial Statements..................... 5

   Item 2. Management's Discussion and Analysis of Financial Condition and
     Results of Operations.................................................. 7

PART II. OTHER INFORMATION

Item 1. Legal Proceedings...................................................10
Item 2. Changes in Securities...............................................10
Item 3. Defaults upon Senior Securities.....................................10
Item 4. Submission of Matters to a Vote of Security Holders.................10
Item 5. Other Information...................................................10
Item 6. Exhibits and Reports on Form 8-K....................................10

Signature...................................................................11

Part I.    Financial Information
Item 1.    Financial Statements

                PriCellular Wireless Corporation and Subsidiaries

                      Condensed Consolidated Balance Sheets

                    (Dollars in Thousands, except share data)


                                                                                  March 31,    December 31,
                                                                                     1997          1996
                                                                                 ---------------------------
                                                                                 (Unaudited)
Assets
Current assets:
   Cash and cash equivalents                                                       $ 76,243     $ 67,331
   Accounts receivable (less allowance of $1,626 in 1997 and $1,767 in 1996)         16,747       13,429
   Inventory                                                                          1,616        2,096
   Other current assets                                                               1,767          980
                                                                                 ---------------------------
Total current assets                                                                 96,373       83,836

Fixed assets--at cost:
   Cellular facilities, equipment and other                                          98,784       76,943
   Deposits on cellular equipment                                                    10,100       10,100
   Less accumulated depreciation                                                    (17,325)     (13,728)
                                                                                 ---------------------------
Net fixed assets                                                                     91,559       73,315

Investment in cellular operations                                                    39,639       39,641
Cellular licenses (less accumulated amortization of $13,511 in 1997
   and $10,415 in 1996)                                                             485,445      377,808
Cellular licenses held for sale                                                           -       13,721
Deferred financing costs (less accumulated amortization of $3,108 in 1997
   and $2,542 in 1996)                                                               13,757       14,031
Cash committed for the acquisition of cellular operations                                 -       91,400
Other assets                                                                            116        5,197
                                                                                 ---------------------------
Total assets                                                                       $726,889     $698,949
                                                                                 ===========================

Liabilities and stockholder's equity
Current liabilities:
   Accounts payable and accrued expenses                                           $ 27,831     $ 23,925
   Other current liabilities                                                          2,715        4,776
   Due to affiliate                                                                       -        4,929
                                                                                 ---------------------------
Total current liabilities                                                            30,546       33,630

Long-term debt                                                                      493,305      483,430
Other long-term liabilities                                                           2,203        1,756

Stockholder's equity:
   Common Stock, $0.01 par value per share:
     100 shares issued and outstanding
   Additional paid-in capital                                                       230,894      211,642
   Accumulated deficit                                                              (30,059)     (31,509)
                                                                                 ---------------------------
Total stockholder's equity                                                          200,835      180,133
                                                                                 ---------------------------
Total liabilities and stockholder's equity                                         $726,889     $698,949
                                                                                 ===========================

See notes to condensed consolidated financial statements.

                PriCellular Wireless Corporation and Subsidiaries

           Condensed Consolidated Statements of Operations (Unaudited)

                             (Dollars in Thousands)


                                                             Three months ended
                                                                  March 31
                                                          1997               1996
                                                  ---------------------------------------
Revenues
Cellular service                                      $   32,674         $   19,275
Equipment sales                                            1,125                752
Other                                                      1,747                998
                                                  ---------------------------------------
                                                          35,546             21,025

Costs and expenses
Cost of cellular service                                   9,271              5,435
Cost of equipment sold                                     2,452              2,312
Selling, general and administrative                       11,037              7,312
Depreciation and amortization                              6,721              4,121
                                                  ---------------------------------------
                                                          29,481             19,180
                                                  ---------------------------------------
Operating income                                           6,065              1,845

Other income (expense)
Gain on sale of investment in cellular operations          8,451                  -
Interest expense, net                                    (13,878)            (9,360)
Other income                                                 812                250
                                                  ---------------------------------------
                                                          (4,615)            (9,110)
                                                  ---------------------------------------
Net income (loss)                                     $    1,450         $   (7,265)
                                                  =======================================



See notes to condensed consolidated financial statements.

                PriCellular Wireless Corporation and Subsidiaries

           Condensed Consolidated Statements of Cash Flows (Unaudited)

                             (Dollars in Thousands)


                                                               Three months ended
                                                                     March 31
                                                                1997            1996
                                                        ---------------------------------
Net cash provided by operating activities                $      6,035     $      5,166
                                                        ---------------------------------

Investing activities
Purchase of cellular equipment                                 (6,394)          (5,278)
Purchase of cellular licenses                                  (1,007)            (437)
Proceeds from sale of investment in cellular operations        24,396                -
Acquisition of cellular operations                            (11,374)             (27)
Investment in cellular operations                                   -             (271)
Refund of escrow                                                5,000                -
Purchase of Cellular Information Systems, Inc. shares          (2,523)               -
                                                        ---------------------------------
Net cash provided by (used in) investing activities             8,098           (6,013)
                                                        ---------------------------------

Financing activities
Proceeds from capital contributions                                 -               13
Repayments of notes payable                                         -           (1,680)
Repayment of due to affiliate                                  (4,929)               -
Payments for deferred financing costs                            (292)             (49)
                                                        ---------------------------------
Net cash used in financing activities                          (5,221)          (1,716)
                                                        ---------------------------------

Increase (decrease) in cash and cash equivalents                8,912           (2,563)
Cash and cash equivalents at beginning of period               67,331           26,669
                                                        ---------------------------------
Cash and cash equivalents at end of period               $     76,243     $     24,106
                                                        =================================

Supplemental disclosure of cash flow information
Cash paid during the period for:
   Interest                                              $          -     $        119
   Income taxes                                                 1,307              348

Supplemental schedule of noncash investing activities
Capital contribution of cellular operations                    19,125           26,092
Utilization of cash committed for the acquisition of
   cellular operations                                         91,400                -


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

The condensed consolidated financial statements have been prepared by the Company without audit, in accordance with rules and regulations of the Securities and Exchange Commission. In the opinion of management, the statements reflect all adjustments necessary for a fair presentation of the results for the interim period. The results of operations for the interim period are not necessarily indicative of the results for a full year. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 1996 Annual Report on Form 10-K.

2. Acquisition of Cellular Operations

On January 7, 1997, the Company established its fourth operating cluster by consummating the acquisition of four RSAs in Kentucky from a subsidiary of Horizon Cellular Telephone Company, L.P. ("Horizon"). The 785,000 Pop cluster was acquired for approximately $96.4 million in cash, and 1,948,052 shares of Parent's Class A Common Stock.

On January 7, 1997, the Company consummated the acquisition of the WI-4 RSA consisting of approximately 119,000 Pops contiguous to its Upper Midwest cluster from a subsidiary of BellSouth Corporation for approximately $6.3 million in cash.

Pro forma consolidated results of operations for the period ended March 31, 1996, assuming the acquisition of the four RSAs in Kentucky was consummated as of January 1, 1996, is as follows:


                                                   March 31, 1996
                                                  -----------------

     Revenue                                          $  25,652
                                                  =================
     Net loss                                         $  (9,470)
                                                  =================

                PriCellular Wireless Corporation and Subsidiaries

3. Disposition of Cellular Operations

On January 7, 1997, the Company sold its standalone wireline systems serving the Florence, AL MSA (136,816 Pops) and AL-1B RSA (62,035 Pops) for $24.4 million in cash, of which $2.0 million is attributable to a two year covenant not to compete. The transaction resulted in a gain of approximately $8.5 million.

4. Pending Transactions

On March 18, 1997, the Company entered into an agreement with United States Cellular Corporation to acquire, subject to FCC approval, three counties in the WI-5 RSA with approximately 81,000 Pops which abut PriCellular's Eau Claire, WI MSA, its WI-1 RSA and AT&T Wireless Services, Inc.'s Minneapolis MSA for cash and minority pops.

On March 31, 1997, the Company purchased approximately 6% of the remaining outstanding common stock of Cellular Information Systems Inc. ("CIS") that it did not acquire in 1994 for approximately $2.9 million in cash. As a result of this transaction, there remains less than one percent outstanding of CIS Common Stock that the Company does not own. The Company may acquire the remaining shares of CIS stock.

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations

General

During the three months ended March 31, 1997, the Company acquired the Kentucky Cluster for approximately $96.4 million in cash and 1,948,052 shares of Parent's Class A Common Stock and the WI-4 RSA which has 119,000 Pops for approximately $6.3 million. Additionally, the Florence Alabama system which had approximately 200,000 Pops was sold resulting in a gain of $8.5 million. Comparison of operating results is not really meaningful due to the significant acquisitions completed in the second, third and fourth quarters of 1996 as well as the above-mentioned transactions which occurred on January 7, 1997. Thus, the results of operations for the quarter ended March 31, 1997 are not comparable to the previous quarter ended March 31, 1996. The results for the first quarter of 1997 reflect the strong operating performance of the Company. Earnings before interest, taxes, depreciation and amortization ("EBITDA") amounted to $13.6 million for the first quarter of 1997 compared to $6.2 million for the same period in 1996. Although the Company has experienced positive results when measured by EBITDA, it expects to incur net accounting losses for the foreseeable future. With the completion of the above-mentioned transactions, the Company now owns approximately 4.8 million Pops and has approximately 179,000 subscribers resulting in penetration of approximately 3.7% compared to a penetration of approximately 2.6% as of March 31, 1996.

Historical Results of Operations (000's omitted, except subscriber data)

Three months ended March 31, 1997 compared with three months ended March 31, 1996.

Revenues for the quarter ended March 31, 1997 increased to $35,546 (consisting of cellular service revenues of $32,674, equipment sales revenues of $1,125 and other revenues of $1,747) from $21,025 (consisting of cellular service revenues of $19,275, equipment sales revenues of $752 and other revenues of $998).

Total operating expenses for the quarter ended March 31, 1997 increased to $29,481 (consisting of cost of cellular service of $9,271, cost of equipment sold of $2,452, selling, general and administrative expenses of $11,037 and depreciation and amortization of $6,721) from $19,180 of operating expenses for the quarter ended March 31, 1996 (consisting of cost of cellular service of $5,435, cost of equipment sold of $2,312, selling, general and administrative expenses of $7,312 and depreciation and amortization of $4,121).

The primary factor contributing to the increase in revenues and operating expenses was the Company's 1996 acquisitions subsequent to the first quarter ending March 31, 1996 of the NY-6 RSA, the Poughkeepsie NY MSA and the Orange County NY MSA as well as the acquisitions completed in the first quarter of 1997 which, are therefore reflected in the results of operations for the current quarter end 1997 but not in the first quarter of 1996.

Other income (expense) for the first quarter of 1997 includes a gain on the sale of cellular properties of $8.5 million resulting from the sale of the Florence AL MSA and AL-1B RSA.

Interest expense, net increased to $13.9 million from $9.4 million due primarily to the Company's issuance of $170.0 million of Senior Notes at 10-3/4% in November 1996 for which interest has been accrued for the first quarter of 1997.

Other income for the current and prior quarter consists of revenue earned directly from covenants not to compete of $812 for 1997 and $250 for 1996.

The Company has not recorded a provision for income taxes because it does not anticipate having taxable income for the year.

Liquidity and Capital Resources

The cellular telephone business requires substantial capital to acquire, construct and expand cellular telephone systems and to fund operating requirements. The Company historically has financed its acquisitions and other capital needs through the proceeds received from the issuance of debt securities, sale of Parent's equity interests and its subsequent contribution to the Company, borrowings, vendor credit facilities and, more recently, operating cash flow. As of March 31, 1997, the Company had approximately $76.2 million of cash and cash equivalents and $65.8 million of working capital.

During the first quarter of 1997, the Company's principal sources of cash were $24.4 million from the sale of the Florence, AL MSA and AL-1B RSA, $6.0 million from the operations of the Company and $5.0 million from the return of escrow for the acquisition of the Kentucky Cluster.

The principal uses of cash were $6.3 million for cellular equipment, $96.4 million for the acquisition of the Kentucky Cluster (of which $91.4 million was previously reflected as cash committed for the acquisition of cellular operations on the balance sheet of the Company at the end of 1996, and not included on the opening cash balance of $67.3 million) and $6.3 million for the acquisition of the WI-4 RSA.

As previously mentioned, the cellular telephone industry requires significant capital expenditures. Certain of the new markets acquired in 1996 will require substantial additions as the Company seeks to better develop subscriber coverage and in general enhance the market's performance as has been the Company's operating strategy.

The Company continues to expand its marketing efforts which include, but are not limited to, the increase in funds for advertising, cellular telephone inventory purchases and other expenditures relating to subscriber growth.

As of March 31, 1997, the Company had an agreement to acquire, subject to FCC approval, three counties in the WI-5 RSA. The Company has sufficient cash on hand to fund the acquisition.

The Company continually reviews plans for future growth through acquisitions which may require additional financing. Although the Company has historically been able to obtain such financing, there is no guarantee that such financing will be available.

Part II.  Other Information

Item 1.  Legal Proceedings

         None

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

                                    PRICELLULAR WIRELESS CORPORATION



                                    By: /s/Steven Price
                                        --------------------
                                    Name:   Steven Price
                                    Title:  President/
                                            Chief Executive Officer

                                    By: /s/Stuart Rosenstein
                                        ---------------------
                                    Name:   Stuart Rosenstein
                                    Title:  Executive Vice President/
                                            Chief Financial Officer



Date:    April 29, 1997