Form 10-Q
period 1997-06-30
PRICELLULAR WIRELESS CORP
filed 1997-08-01
CIK 935303

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549-1004

                                    FORM 10-Q

                                   (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the period ended June 30, 1997

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period From ________________ to ________________

Commission File Number 33-88350

                        PRICELLULAR WIRELESS CORPORATION

           (Exact name of the registrant as specified in its charter)

          Delaware                                        13-3784318
-------------------------------                       -------------------
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                       Identification No.)

         170 East Post Road
          White Plains, NY                                  10601
----------------------------------------              -------------------
(Address of principal executive offices)                  (Zip Code)

                                 (914) 422-0800
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                    45 Rockefeller Plaza New York, NY 10020
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.      Yes |X|          No |_|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Class A Common Stock, $0.01 Par Value - 100 shares as of July 18, 1997
--------------------------------------------------------------------------------

                                      Index

                Pricellular Wireless Corporation and Subsidiaries


PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
   Condensed Consolidated Balance Sheets--June 30, 1997
      and December 31, 1996................................................    2
   Condensed Consolidated Statements of Operations--Three and
      Six Months Ended June 30, 1997 and 1996..............................    3
   Condensed Consolidated Statements of Cash Flows--Six Months Ended
      June 30, 1997 and 1996...............................................    4
   Notes to Condensed Consolidated Financial Statements....................    5
Item 2. Management's Discussion and Analysis of Financial Condition and
   Results of Operations...................................................    7

PART II. OTHER INFORMATION

Item 1. Legal Proceedings..................................................   11
Item 2. Changes in Securities..............................................   11
Item 3. Defaults upon Senior Securities....................................   11
Item 4. Submission of Matters to a Vote of Security Holders................   11
Item 5. Other Information..................................................   11
Item 6. Exhibits and Reports on Form 8-K...................................   11

Signature..................................................................   12

Part I.   Financial Information

Item 1.   Financial Statements

               Pricellular Wireless Corporation and Subsidiaries

                     Condensed Consolidated Balance Sheets

                   (Dollars in Thousands, except share data)


                                                          June 30,  December 31,
                                                            1997        1996
                                                        ------------------------
                                                        (Unaudited)
Assets
Current assets:
   Cash and cash equivalents                            $  65,377     $  67,331
   Accounts receivable (less allowance of $1,537
      in 1997 and $1,767 in 1996)                          18,586        13,429
   Inventory                                                1,488         2,096
   Other current assets                                     1,987           980
                                                        ------------------------
Total current assets                                       87,438        83,836

Fixed assets--at cost:
   Cellular facilities, equipment and other               107,602        76,943
   Deposits on cellular equipment                           5,886        10,100
   Less accumulated depreciation                          (21,250)      (13,728)
                                                        ------------------------
Net fixed assets                                           92,238        73,315

Investment in cellular operations                          37,007        39,641
Cellular licenses (less accumulated amortization
   of $16,637 in 1997 and $10,415 in 1996)                500,338       377,808
Cellular licenses held for sale                              --          13,721
Deferred financing costs (less accumulated
   amortization of $3,755 in 1997
   and $2,542 in 1996)                                     13,252        14,031
Due from affiliates                                           454          --
Cash committed for the acquisition of cellular
   operations                                                --          91,400
Other assets                                                  258         5,197
                                                        ------------------------
Total assets                                            $ 730,985     $ 698,949
                                                        ========================

Liabilities and stockholder's equity
Current liabilities:
   Accounts payable and accrued expenses                $  22,456     $  23,925
   Other current liabilities                                3,250         4,776
   Due to affiliates                                         --           4,929
                                                        ------------------------
Total current liabilities                                  25,706        33,630

Long-term debt                                            503,755       483,430
Deferred taxes                                              3,797          --
Other long-term liabilities                                 1,465         1,756

Stockholder's equity:
   Common Stock, $0.01 par value per share:
      100 shares issued and outstanding
   Additional paid-in capital                             230,767       211,642
   Accumulated deficit                                    (34,505)      (31,509)
                                                        ------------------------
Total stockholder's equity                                196,262       180,133
                                                        ------------------------
Total liabilities and stockholder's equity              $ 730,985     $ 698,949
                                                        ========================


See notes to condensed consolidated financial statements.

                Pricellular Wireless Corporation and Subsidiaries

           Condensed Consolidated Statements of Operations (Unaudited)

                             (Dollars in Thousands)


                                      Three Months Ended     Six Months Ended
                                            June 30               June 30
                                        1997       1996       1997       1996
                                      ------------------------------------------

Revenues
Cellular service                      $ 40,191   $ 25,199   $ 72,865   $ 44,474
Equipment sales                          1,158        791      2,283      1,543
Other                                    1,389      1,116      3,136      2,114
                                      ------------------------------------------
                                        42,738     27,106     78,284     48,131

Costs and expenses
Cost of cellular service                11,077      7,085     20,348     12,520
Cost of equipment sold                   3,129      2,103      5,581      4,415
Selling, general and administrative     11,984      7,715     23,021     15,027
Depreciation and amortization            7,554      4,908     14,275      9,029
                                      ------------------------------------------
                                        33,744     21,811     63,225     40,991
                                      ------------------------------------------
Operating income                         8,994      5,295     15,059      7,140

Other income (expense)
Gain (loss) on sale of investment
   in cellular operations                  (27)      --        8,424       --
Interest expense, net (includes
   interest expense in 1996 of
   $399 and $798, respectively,
   to Parent)                          (14,226)   (10,224)   (28,104)   (19,584)
Other income, net                          813        250      1,625        500
                                      ------------------------------------------
                                       (13,440)    (9,974)   (18,055)   (19,084)
                                      ------------------------------------------

Net income (loss)                     $ (4,446)  $ (4,679)  $ (2,996)  $(11,944)
                                      ==========================================


See notes to condensed consolidated financial statements.

                Pricellular Wireless Corporation and Subsidiaries

           Condensed Consolidated Statements of Cash Flows (Unaudited)

                             (Dollars in Thousands)

                                                             Six Months Ended
                                                                 June 30
                                                             1997        1996
                                                           ---------------------

Net cash provided by operating activities                  $ 11,000    $  9,675
                                                           ---------------------

Investing activities
Purchase of cellular equipment                              (10,998)     (7,804)
Proceeds from sale of investment in cellular operations       1,255        --
Proceeds from sale of cellular operations                    24,396        --
Acquisition of cellular operations                          (24,721)    (43,912)
Investment in cellular operations                              --          (264)
Refund (deposit) of escrow                                    5,000      (1,750)
Purchase of Cellular Information Systems, Inc. shares        (2,523)       --
                                                           ---------------------
Net cash used in investing activities                        (7,591)    (53,730)
                                                           ---------------------

Financing activities
Proceeds from capital contributions                            --        33,613
Repayments of notes payable                                    --        (1,776)
(Repayment to) proceeds from affiliate                       (4,929)      4,660
Payments for deferred financing costs                          (434)        (49)
                                                           ---------------------
Net cash (used in) provided by in financing activities       (5,363)     36,448
                                                           ---------------------

Decrease in cash and cash equivalents                        (1,954)     (7,607)
Cash and cash equivalents at beginning of period             67,331      26,669
                                                           ---------------------
Cash and cash equivalents at end of period                 $ 65,377    $ 19,062
                                                           =====================

Supplemental disclosure of cash flow information
   Cash paid during the period for:
      Interest                                             $  8,884    $    456
      Income taxes                                              958         351

Supplemental schedule of noncash investing activities
Capital contribution of cellular operations                  19,125      26,092
Utilization of cash committed for the acquisition of
   cellular operations                                       91,400        --
Debt issued in connection with acquisition of
   cellular license                                            --        19,429
Exchange of cellular investments for the acquisition
   of cellular operations                                     1,350        --
Record deferred tax liability arising from the
   acquisition of cellular operations                         3,797        --


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

2.    Acquisition of Cellular Operations

On January 7, 1997, the Company established its fourth operating cluster by consummating the acquisition of four RSAs in Kentucky from a subsidiary of Horizon Cellular Telephone Company, L.P. ("Horizon"). The 785,000 Pop cluster was acquired for approximately $96.4 million in cash, and 1,948,052 shares of the Parent's Class A Common Stock.

On January 7, 1997, the Company consummated the acquisition of the WI-4 RSA consisting of approximately 119,000 Pops contiguous to its Upper Midwest cluster from a subsidiary of BellSouth Corporation for approximately $6.3 million in cash.

On May 29, 1997, the Company consummated the acquisition of three counties in the WI-5 RSA consisting of approximately 81,000 Pops which abut its Eau Claire, WI MSA, its WI-1 RSA and AT&T Wireless Services, Inc.'s Minneapolis MSA from United States Cellular Corporation for approximately $10.6 million in cash and the contribution of minority Pops (approximately 18,000 Pops).

                Pricellular Wireless Corporation and Subsidiaries

2.    Acquisition of Cellular Operations (continued)

The above acquisitions were accounted for using the purchase method of accounting and are therefore included in the results of operations from the date of acquisition.

Pro forma consolidated results of operations for the period ended June 30, 1996, assuming the above mentioned acquisitions were consummated as of January 1, 1996, are as follows:

                                                           June 30,
                                                             1996
                                                           --------
            Revenues                                       $ 58,276
                                                           ========
            Net loss                                       $(12,726)
                                                           ========

3.    Disposition of Cellular Operations

On January 7, 1997, the Company sold its stand-alone wireline systems serving the Florence, AL MSA (136,816 Pops) and AL-1B RSA (62,035 Pops) for $24.4 million in cash, of which $2.0 million is attributable to a two year covenant not-to-compete. The transaction resulted in a gain of approximately $8.5 million.

4.    Subsequent Event

In July 1997, the Company transferred approximately $12.0 million in the form of a dividend to the Parent. The dividend was within the terms of the restricted payments covenants contained in the bond indentures.

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The current three month period ending June 30, 1997 reflects the continuing strong financial growth of the Company's operations. Net subscriber additions exceeded 20,700 for the three months ended June 30, 1997 totaling over 35,000 for the six months. The Company ended the period with 199,800 subscribers resulting in penetration of 4.1%.

Earnings before interest, taxes, depreciation and amortization ("EBITDA") amounted to $17.4 million for the second quarter of 1997 compared to $10.5 million for the same period in 1996. Although the Company has experienced positive results when measured by EBITDA, it expects to incur net accounting losses for the foreseeable future. EBITDA is utilized as a measurement of performance within the industry, although it should not be regarded as an alternative to either operating income or net income as an indicator of operating performance or to cash flows as a measure of liquidity. Furthermore, EBITDA is not a GAAP-based financial measure, and it should not be considered as an alternative to GAAP-based measures of financial performance.

Due to the acquisitions of the Kentucky cluster, the WI-4 RSA, and disposition of the Florence, Alabama MSA in early 1997, comparison to the same periods in 1996 is neither meaningful nor indicative of future growth.

A comparison can be made of those markets that were owned by the Company throughout the six and three month periods in 1997 and 1996. The markets included in the comparison account for approximately 58% of Net Pops in 1997 and approximately 65% of Net Pops in 1996. The following represents certain operating results (000's omitted except for subscriber growth) for these markets:

                                       Three Months             Six Months
                                      Ended June 30,          Ended June 30,
                                   --------------------    --------------------
                                     1997        1996        1997        1996
                                   --------    --------    --------    --------

Total revenues                     $ 22,877    $ 16,845    $ 41,903    $ 30,944
                                   --------    --------    --------    --------
Operating income                      5,465       3,369       8,898       5,055
                                   --------    --------    --------    --------
EBITDA                                9,364       6,743      16,593      11,415
                                   --------    --------    --------    --------
Net subscriber additions             13,831       9,876      23,569      19,324
                                   --------    --------    --------    --------
Penetration                             4.7%        2.9%        4.7%        2.9%
                                   --------    --------    --------    --------

This data indicates that the Company experienced a significant amount of growth from internal operations in addition to growth through acquisitions. Revenues increased 36% and 35%, operating income increased 62% and 76% and EBITDA increased 39% and 45% when comparing the second quarter of 1997 to the second quarter of 1996 and the six month period of 1997 to the six month period of 1996, respectively.

Historical Results of Operations (000's omitted)

Three months ended June 30, 1997 compared with three months ended June 30, 1996.

Revenues for the quarter ended June 30, 1997 increased to $42,738 (consisting of cellular service revenues of $40,191 equipment sales revenues of $1,158 and other revenues of $1,389) from $27,106 (consisting of cellular service revenues of $25,199, equipment sales revenues of $791 and other revenues of $1,116).

Total operating expenses for the quarter ended June 30, 1997 increased to $33,744 (consisting of cost of cellular service of $11,077, cost of equipment sold of $3,129, selling, general and administrative expenses of $11,984 and depreciation and amortization of $7,554) from $21,811 of operating expenses for the quarter ended June 30, 1996 (consisting of cost of cellular service of $7,085, cost of equipment sold of $2,103, selling, general and administrative expenses of $7,715 and depreciation and amortization of $4,908).

The primary factor contributing to the increase in revenues, operating expenses and operating income was the acquisition of a significant portion of the operating systems of the Company subsequent to June 30, 1996 and the inclusion for two months of the Company's NY-6 RSA and Poughkeepsie, NY MSA and the acquisitions completed in the first quarter of 1997 which are therefore fully reflected in the results for the three and six months of 1997, but only partially included in the three months of 1996.

Interest expense, net increased to $14.2 million from $10.2 million due to the Company's issuance of $170.0 million of Senior Notes at 10-3/4% in November 1996.

Other income for the current three month period consists of revenue earned directly from covenants not-to-compete of $813 thousand in 1997 and $250 thousand in 1996.

Six months ended June 30, 1997 compared with six months ended June 30, 1996.

Revenues for the six months ended June 30, 1997 increased to $78,284 (consisting of cellular service revenues of $72,865, equipment sales revenues of $2,283 and other revenues of $3,136) from $48,131 (consisting of cellular service revenues of $44,474, equipment sales revenues of $1,543 and other revenues of $2,114).

Total operating expenses for the six months ended June 30, 1997 increased to $63,225 (consisting of cost of cellular service of $20,348 cost of equipment sold of $5,581 selling, general and administrative expenses of $23,021 and depreciation and amortization of $14,275) from $40,991 (consisting of cellular service of $12,520, cost of equipment sold of $4,415, selling, general and administrative expenses of $15,027 and depreciation and amortization of $9,029).

The primary factors contributing to the increase in revenues, operating expenses and operating income was the acquisition of a significant portion of the operating systems of the company subsequent to June 30, 1996, the inclusion for only two of the six months of 1996 of the Company's NY-6 RSA and Poughkeepsie, NY, MSA as well as the acquisitions during 1997.

Interest expense net increased to $28.1 million from $19.6 million due to the Company's issuance of $170.0 million of Senior Notes at 10-3/4% in November 1996.

The first six months of 1997 includes a gain from the sale of cellular properties of $8.5 million resulting from the sale of the Florence, AL MSA and AL-1B RSA as well as revenue earned directly from covenants not to compete of $1.6 million in 1997 and $500 thousand in 1996.

Liquidity and Capital Resources

The cellular telephone business requires substantial capital to acquire, construct and expand cellular telephone systems and to fund operating requirements. The Company historically has financed its acquisitions and other capital needs through the proceeds received from the issuance of debt securities, the sale of equity interests, borrowings, vendor credit facilities and, more recently, operating cash flow. As of June 30, 1997, the Company had $65.4 million of cash and cash equivalents and $61.7 million of working capital.

During the first six months of 1997, the Company's principal sources of cash were $24.4 million from the sale of the Florence, AL MSA and AL-1B RSA, $11.0 million from operations and $5.0 million from the return of escrow for the acquisition of the Kentucky Cluster.

The principal uses of cash were $8.9 million for the payment of interest on the 10-3/4% Senior Notes, $6.3 million for the acquisition of the WI-4 RSA, $10.6 million for the acquisition of the WI-5 RSA, $11.0 million for the purchase of cellular equipment, $4.9 million for payments to an affiliate and $96.4 million for the acquisition of the Kentucky Cluster (of which $91.4 million was previously reflected as cash committed for the acquisition of cellular operations on the balance sheet of the company at the end of 1996, and not included in the opening cash balance of $67.3 million).

Subsequent to June 30, 1997, the Company transferred approximately $12.0 million in the form of a dividend to the Parent.

The cellular telephone industry requires significant capital expenditures when acquiring new markets or upgrading existing markets. The Company has made a commitment to enhance its markets' performance, particularly those acquired during 1996, as well as expend its marketing effects which include, but are not limited to, an increase in funds for advertising, cellular telephone inventory purchase and other expenditures relating to subscriber growth.

The Company continually reviews plans for future growth through acquisitions which may require additional financing. Although the Company has been able to obtain such financing, there is no guarantee that such financing will be available.

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

                                   PRICELLULAR WIRELESS CORPORATION



                                   By: /s/   Steven Price
                                       ---------------------------------
                                   Name:     Steven Price
                                   Title:    President/Chief Executive
                                             Officer

                                   By: /s/   Stuart Rosenstein
                                       ---------------------------------
                                   Name:     Stuart Rosenstein
                                   Title:    Executive Vice President/
                                             Chief Financial Officer



Date:     August 1, 1997