Form 10-Q
period 1997-09-30
PRICELLULAR WIRELESS CORP
filed 1997-10-28
CIK 935303

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549-1004

                                    FORM 10-Q

                                   (Mark One)

|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the period ended September 30, 1997

                                       or

|_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period From ____________________ to _____________

Commission File Number 33-88350

                        PRICELLULAR WIRELESS CORPORATION

           (Exact name of the registrant as specified in its charter)

            Delaware                                     13-3784318
----------------------------------            ----------------------------------
 (State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                     Identification No.)

       170 East Post Road
        White Plains, NY                                   10601
----------------------------------            ----------------------------------
 (Address of principal executive                         (Zip Code)
            offices)

                                 (914) 422-0800
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

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

Class A Common Stock, $0.01 Par Value - 100 shares as of October 18, 1997
--------------------------------------------------------------------------------

                                      Index

                Pricellular Wireless Corporation and Subsidiaries

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
  Condensed Consolidated Balance Sheets--September 30, 1997
   and December 31, 1996..................................................  2
  Condensed Consolidated Statements of Operations--Three and
   Nine Months Ended September 30, 1997 and 1996..........................  3
  Condensed Consolidated Statements of Cash Flows--Nine Months Ended
   September 30, 1997 and 1996............................................  4
  Notes to Condensed Consolidated Financial Statements....................  5
Item 2. Management's Discussion and Analysis of Financial Condition
  and Results of Operations...............................................  7

PART II. OTHER INFORMATION

Item 1. Legal Proceedings................................................. 11
Item 2. Changes in Securities............................................. 11
Item 3. Defaults upon Senior Securities................................... 11
Item 4. Submission of Matters to a Vote of Security Holders............... 11
Item 5. Other Information................................................. 11
Item 6. Exhibits and Reports on Form 8-K.................................. 11

Signatures................................................................ 12

Part I.     Financial Information
Item 1.     Financial Statements

                Pricellular Wireless Corporation and Subsidiaries

                      Condensed Consolidated Balance Sheets

                    (Dollars in thousands, except share data)

                                                           September   December
                                                            30, 1997   31, 1996
                                                          ----------------------
                                                               (Unaudited)
Assets
Current assets:
  Cash and cash equivalents                               $  65,452   $  67,331
  Accounts receivable (less allowance of $1,521 in
   1997 and $1,767 in 1996)                                  21,048      13,429
  Inventory                                                   1,698       2,096
  Other current assets                                        2,935         980
                                                          ----------------------
Total current assets                                         91,133      83,836

Fixed assets--at cost:
  Cellular facilities, equipment and other                  117,621      76,943
  Deposits on cellular equipment                              2,615      10,100
  Less accumulated depreciation                             (25,257)    (13,728)
                                                          ----------------------
Net fixed assets                                             94,979      73,315

Investment in cellular operations                            37,007      39,641
Cellular licenses (less accumulated amortization of
  $19,776 in 1997 and $10,415 in 1996)                      497,780     377,808
Cellular licenses held for sale                                  --      13,721
Deferred financing costs (less accumulated
  amortization of $4,251 in 1997 and $2,542 in 1996)         12,837      14,031
Cash committed for the acquisition of cellular
  operations                                                     --      91,400
Other assets                                                    261       5,197
                                                          ----------------------
Total assets                                              $ 733,997   $ 698,949
                                                          ======================

Liabilities and stockholder's equity
Current liabilities:
  Accounts payable and accrued expenses                   $  27,204   $  23,925
  Other current liabilities                                   2,688       4,776
  Due to affiliates                                              --       4,929
                                                          ----------------------
Total current liabilities                                    29,892      33,630

Long-term debt                                              514,357     483,430
Deferred taxes                                                3,797          --
Other long-term liabilities                                   1,281       1,756

Stockholder's equity:
  Common Stock, $0.01 par value per share:
   100 shares issued and outstanding
  Additional paid-in capital                                218,767     211,642
  Accumulated deficit                                       (34,097)    (31,509)
                                                          ----------------------
Total stockholder's equity                                  184,670     180,133
                                                          ----------------------
Total liabilities and stockholder's equity                $ 733,997   $ 698,949
                                                          ======================


See notes to condensed consolidated financial statements.

                Pricellular Wireless Corporation and Subsidiaries

           Condensed Consolidated Statements of Operations (Unaudited)

                             (Dollars in thousands)

                                  Three Months Ended      Nine Months Ended
                                      September 30            September 30
                                   1997        1996        1997        1996
                               ------------------------------------------------

Revenues
Cellular service                  $49,039     $31,086    $121,904     $75,560
Equipment sales                     1,350         897       3,633       2,440
Other                               1,368         864       4,504       2,978
                               ------------------------------------------------
                                   51,757      32,847     130,041      80,978

Costs and expenses
Cost of cellular service           13,788       8,479      34,136      20,999
Cost of equipment sold              3,302       2,407       8,883       6,822
Selling, general and
  administrative                   13,099       8,608      36,120      23,635
Depreciation and amortization       6,646       5,080      20,921      14,109
                               ------------------------------------------------
                                   36,835      24,574     100,060      65,565
                               ------------------------------------------------
Operating income                   14,922       8,273      29,981      15,413

Other income (expense)
Gain (loss) on sale of
  investment in cellular
  operations                           --         177       8,424         177
Interest expense, net
  (includes interest expense
  in 1996 of $436 and $1,234
  respectively, to Parent)        (15,327)    (10,225)    (43,431)    (29,809)
Other income, net                     813         562       2,438       1,062
                               ------------------------------------------------
                                  (14,514)     (9,486)    (32,569)    (28,570)
                               ------------------------------------------------

Net income (loss)                $    408    $ (1,213)   $ (2,588)   $(13,157)
                               ================================================


See notes to condensed consolidated financial statements.

                Pricellular Wireless Corporation and Subsidiaries

           Condensed Consolidated Statements of Cash Flows (Unaudited)

                             (Dollars in thousands)

                                                            Nine Months Ended
                                                              September 30
                                                             1997       1996
                                                          ----------------------

Net cash provided by operating activities                 $ 31,405     $ 25,445
                                                          ----------------------
Investing activities
Purchase of cellular equipment                             (17,745)     (12,966)
Proceeds from sale of investment in cellular
  operations                                                 1,255       26,614
Proceeds from sale of cellular operations                   24,396           --
Acquisition of cellular operations                         (26,223)     (80,480)
Dividend paid to Parent                                    (12,000)
Proceeds from Parent                                            --        8,557
Investment in cellular operations                               --         (315)
Refund of escrow                                             5,000           --
Purchase of Cellular Information Systems, Inc.
  shares                                                    (2,523)          --
                                                          ----------------------
Net cash used in investing activities                      (27,840)     (58,570)
                                                          ----------------------

Financing activities
Proceeds from capital contributions                             --       33,613
Repayments of notes payable                                     --       (1,875)
Repayment to affiliate                                      (4,929)          --
Payments for deferred financing costs                         (515)         (48)
                                                          ----------------------
Net cash (used in) provided by in financing
  activities                                                (5,444)      31,690
                                                          ----------------------

Decrease in cash and cash equivalents                       (1,879)      (1,435)
Cash and cash equivalents at beginning of period            67,331       26,669
                                                          ----------------------
Cash and cash equivalents at end of period                $ 65,452     $ 25,234
                                                          ======================

Supplemental disclosure of cash flow information
Cash paid during the period for:
  Interest                                                $  8,884     $   881
  Income taxes                                                 158         440

Supplemental schedule of noncash investing
  activities
Capital contribution of cellular operations                 19,125          --
Capital contribution of assets from Parent                      --      26,079
Utilization of cash committed for the acquisition
  of cellular operations                                    91,400          --
Debt issued in connection with acquisition of
  cellular license                                              --      19,429
Exchange of cellular investments for the
  acquisition of cellular operations                         1,350          --
Record deferred tax liability arising from the
  acquisition of cellular operations                         3,797          --

Supplemental schedule of noncash financing
  activities
Contribution to capital of junior subordinated debt             --      21,659


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

2. Acquisition of Cellular Operations

On January 7, 1997, the Company established its fourth operating cluster by consummating the acquisition of four RSAs in Kentucky from a subsidiary of Horizon Cellular Telephone Company, L.P. ("Horizon"). The 785,000 Pop cluster was acquired for approximately $96.4 million in cash, and 1,948,052 shares of the Parent's Class A Common Stock. The Parent subsequently contributed its investment to Wireless.

On January 7, 1997, the Company consummated the acquisition of the WI-4 RSA consisting of approximately 119,000 Pops contiguous to its Upper Midwest cluster from a subsidiary of BellSouth Corporation for approximately $6.3 million in cash.

On May 29, 1997, the Company consummated the acquisition of three counties in the WI-5 RSA consisting of approximately 81,000 Pops which abut its Eau Claire, WI MSA, its WI-1 RSA and AT&T Wireless Services, Inc.'s Minneapolis, MN MSA from United States Cellular Corporation for approximately $10.6 million in cash and the contribution of minority Pops (approximately 18,000 Pops).

                Pricellular Wireless Corporation and Subsidiaries

2. Acquisition of Cellular Operations (continued)

The above acquisitions were accounted for using the purchase method of accounting and are therefore included in the results of operations from the date of acquisition.

Pro forma consolidated results of operations for the period ended September 30, 1996, assuming the above mentioned acquisitions were consummated as of January 1, 1996, are as follows:

                                                September
                                                 30, 1996
                                               ----------

      Revenues                                   $ 96,978
                                               ==========
      Net loss                                   $(13,464)
                                               ==========

No pro forma effect was given for the WI-4 or WI-5 acquisitions as their results are not significant.

3. Disposition of Cellular Operations

On January 7, 1997, the Company sold its stand-alone wireline systems serving the Florence, AL MSA (136,816 Pops) and AL-1B RSA (62,035 Pops) for $24.4 million in cash, of which $2.0 million is attributable to a two year covenant not-to-compete. The transaction resulted in a gain of approximately $8.5 million.

4. Other

In July 1997, the Company transferred approximately $12.0 million in the form of a dividend to the Parent. The dividend was within the terms of the restricted payments covenants contained in the bond indentures.

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The results for the current three month period ending September 30, 1997 reflect the continuation of the strong growth of the Company's fiscal operations and subscriber additions. Net subscriber additions exceeded 22,400 for the three months and 57,500 for the nine months ended September 30, 1997 compared to 16,000 and 46,100 for the same periods of the prior year. The Company ended the current period with 222,200 subscribers resulting in penetration of 4.8% compared to 135,800 and penetration of 3.2% for the same period of the prior year.

Earnings before interest, taxes, depreciation and amortization ("EBITDA") amounted to $22.4 million for the third quarter of 1997 compared to $13.9 million for the same period in 1996. For the current nine month period EBITDA amounted to $53.3 million compared to $30.6 million for the same period in 1996. Although the Company has experienced positive results when measured by EBITDA, it expects to incur net accounting losses for the foreseeable future. EBITDA is utilized as a measurement of performance within the industry, although it should not be regarded as an alternative to either operating income or net income as an indicator of operating performance or to cash flows as a measure of liquidity. Further, EBITDA is not a GAAP-based financial measure, and it should not be considered as an alternative to GAAP-based measures of financial performance.

Due to the acquisitions of the Kentucky cluster, the WI-4 RSA, and disposition of the Florence, Alabama MSA in early 1997, as well as other markets acquired during 1996, comparison to the same periods in 1996 is neither meaningful nor indicative of future growth.

A comparison can be made of those markets that were owned by the Company throughout the nine and three month periods in 1997 and 1996. The markets included in the comparison account for approximately 59% and 73% of Net Pops for the nine and three months in 1997 respectively and approximately 63% and 72% for the nine and three months in 1996 respectively. The following represents certain operating results (000's omitted except for subscriber growth) for these markets:

                                 Three Months             Nine Months
                             Ended September 30,      Ended September 30,
                            -----------------------  ----------------------
                               1997         1996        1997         1996
                            --------     --------    --------     --------
Total revenues              $ 31,885     $ 25,445    $ 70,128     $ 51,898
                            --------     --------    --------     --------
Operating income               9,743        5,939      16,801        9,768
                            --------     --------    --------     --------
EBITDA                        15,188       10,358      29,430       20,259
                            --------     --------    --------     --------
Net subscriber additions      17,590       14,451      38,187       31,489
                            --------     --------    --------     --------
Penetration                      5.0%         3.4%        5.1%         3.3%
                            --------     --------    --------     --------

This data indicates that the Company experienced a significant amount of growth from internal operations in addition to growth through acquisitions. Revenues increased 25% and 35%, operating income increased 64% and 72% and EBITDA increased 47% and 45% when comparing the third quarter of 1997 to the third quarter of 1996 and the nine month period of 1997 to the nine month period of 1996, respectively.

Historical Results of Operations (000's omitted)

Three months ended September 30, 1997 compared with three months ended September
 30, 1996.

Revenues for the quarter ended September 30, 1997 increased to $51,757 (consisting of cellular service revenues of $49,039 equipment sales revenues of $1,350 and other revenues of $1,368) from $32,847 (consisting of cellular service revenues of $31,086, equipment sales revenues of $897 and other revenues of $864).

Total operating expenses for the quarter ended September 30, 1997 increased to $36,835 (consisting of cost of cellular service of $13,788, cost of equipment sold of $3,302, selling, general and administrative expenses of $13,099 and depreciation and amortization of $6,646) from $24,574 of operating expenses for the quarter ended September, 30, 1996 (consisting of cost of cellular service of $8,479, cost of equipment sold of $2,407, selling, general and administrative expenses of $8,608 and depreciation and amortization of $5,080).

The primary factor contributing to the increases in revenues, operating expenses and operating income was the acquisitions completed in the first quarter of 1997 which are therefore fully reflected in the results for the three and nine months of 1997, but only partially included in the three months of 1996. In addition, the Company has achieved considerable growth through its distribution strategy of primarily relying on its company owned retail stores and direct sales force to effectively and economically add subscribers. Additionally, the Company's decentralized operating philosophy, which includes a local customer service presence, has led to a reduction in churn which in turn creates an increase in revenue and a reduction in the net cost to acquire subscribers as well as increases in operating margins.

Interest expense, net increased to $15,327 from $10,225 due to the Company's issuance of $170.0 million of Senior Notes at 10-3/4% in November 1996.

Other income for the current three month period consists of revenue earned directly from covenants not-to-compete of $813 in 1997 and $562 thousand in 1996.

Nine months ended September 30, 1997 compared with nine months ended September 30, 1996.

Revenues for the nine months ended September 30, 1997 increased to $130,041 (consisting of cellular service revenues of $121,904, equipment sales revenues of $3,633 and other revenues of $4,504) from $80,978 (consisting of cellular service revenues of $75,560, equipment sales revenues of $2,440 and other revenues of $2,978).

Total operating expenses for the nine months ended September 30, 1997 increased to $100,060 (consisting of cost of cellular service of $34,136 cost of equipment sold of $8,883 selling, general and administrative expenses of $36,120 and depreciation and amortization of $20,921) from $65,565 (consisting of cellular service of $20,999, cost of equipment sold of $6,822, selling, general and administrative expenses of $23,635 and depreciation and amortization of $14,109).

The primary factors contributing to the increase in revenues, operating expenses and operating income was the acquisition of a portion of the operating systems of the company subsequent to June 30, 1996, the inclusion for only five of the nine months of 1996 of the Company's NY-6 RSA and Poughkeepsie, NY, MSA as well as the acquisitions during 1997. In addition, the Company has achieved considerable growth through its distribution strategy of primarily relying on its company owned retail stores and direct sales force to effectively and economically add subscribers. Additionally, the Company's decentralized operating philosophy, which includes a local customer service presence, has led to a reduction in churn which in turn creates an increase in revenue and a reduction in the net cost to acquire subscribers as well as increases in operating margins.

Interest expense net increased to $43,431 from $29,809 due to the Company's issuance of $170.0 million of Senior Notes at 10-3/4% in November 1996.

The first nine months of 1997 includes a gain from the sale of cellular properties of $8,424 resulting from the sale of the Florence, AL MSA and AL-1B RSA as well as revenue earned directly from covenants not to compete of $2,438 in 1997 and $1,062 in 1996.

Liquidity and Capital Resources

The cellular telephone business requires substantial capital to acquire, construct and expand cellular telephone systems and to fund operating requirements. The Company historically has financed its acquisitions and other capital needs through the proceeds received from the issuance of debt securities, the sale of equity interests, borrowings, vendor credit facilities and, more recently, operating cash flow. As of September 30, 1997, the Company had $65.5 million of cash and cash equivalents and $61.2 million of working capital.

During the first nine months of 1997, the Company's principal sources of cash were $31.4 million from operations, $24.4 million from the sale of the Florence, AL MSA and AL-1B RSA and $5.0 million from the return of escrow for the acquisition of the Kentucky Cluster.

The principal uses of cash were $8.9 million for the payment of interest on the 10-3/4% Senior Notes, $6.3 million for the acquisition of the WI-4 RSA, $10.6 million for the acquisition of the WI-5 RSA, $17.7 million for the purchase of cellular equipment, $12.0 million for a dividend paid to parent, $4.9 million for payments to an affiliate and $96.4 million for the acquisition of the Kentucky Cluster (of which $91.4 million was previously reflected as cash committed for the acquisition of cellular operations on the balance sheet of the company at the end of 1996, and not included in the opening cash balance of $67.3 million).

The cellular telephone industry requires significant capital expenditures when acquiring new markets or upgrading existing markets. The Company has made a commitment to enhance its markets' performance, particularly those acquired during 1996, as well as expand its marketing efforts which include, but are not limited to, an increase in funds for advertising, cellular telephone inventory purchases and other expenditures relating to subscriber growth.

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

                                 PRICELLULAR WIRELESS CORPORATION



                                 By: /s/ Steven Price
                                     --------------------------------------
                                 Name:    Steven Price
                                 Title:   President/Chief Executive Officer



                                 By: /s/ Stuart Rosenstein
                                     --------------------------------------
                                 Name:    Stuart Rosenstein
                                 Title:   Executive Vice President/
                                          Chief Financial Officer


Date: October 24, 1997