Form 10-Q
period 1998-03-31
PRICELLULAR WIRELESS CORP
filed 1998-05-15
CIK 935303

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549-1004

                                    FORM 10-Q

                                   (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the period ended March 31, 1998

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period From ________________to________________

Commission File Number 33-88350

                        PRICELLULAR WIRELESS CORPORATION

           (Exact name of the registrant as specified in its charter)

                    Delaware                               13-3784318
    ----------------------------------------           -------------------
         (State or other jurisdiction of                (I.R.S. Employer
         incorporation or organization)                Identification No.)

             711 Westchester Avenue
             White Plains, New York                           10604
    ----------------------------------------           -------------------
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

Common Stock, $0.01 Par Value - 100 shares as of May 10, 1998
--------------------------------------------------------------------------------

                                      Index

                PriCellular Wireless Corporation and Subsidiaries

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
   Condensed Consolidated Balance Sheets--March 31, 1998
     and December 31, 1997..................................................  2
   Condensed Consolidated Statements of Operations--Three Months Ended
     March 31, 1998 and 1997................................................  3
   Condensed Consolidated Statements of Cash Flows--Three Months Ended
     March 31, 1998 and 1997................................................  4
   Notes to Condensed Consolidated Financial Statements.....................  5

   Item 2. Management's Discussion and Analysis of Financial Condition and
     Results of Operations..................................................  7

PART II. OTHER INFORMATION

Item 1. Legal Proceedings................................................... 10
Item 2. Changes in Securities............................................... 10
Item 3. Defaults upon Senior Securities..................................... 10
Item 4. Submission of Matters to a Vote of Security Holders................. 10
Item 5. Other Information................................................... 10
Item 6. Exhibits and Reports on Form 8-K.................................... 10

Signature................................................................... 11

Part I.    Financial Information
Item 1.    Financial Statements

                PriCellular Wireless Corporation and Subsidiaries

                      Condensed Consolidated Balance Sheets

                    (Dollars in Thousands, except share data)

                                                                                  March 31,    December 31,
                                                                                     1998          1997
                                                                                 ---------------------------
                                                                                  (Unaudited)
Assets
Current assets:
   Cash and cash equivalents                                                       $ 59,579     $ 59,523
   Accounts receivable (less allowance of $1,594 in 1998 and $1,648 in 1997)         22,400       18,979
   Inventory                                                                          1,533        2,215
   Due from affiliate                                                                 3,992        1,236
   Other current assets                                                               1,464        1,789
                                                                                 ---------------------------
Total current assets                                                                 88,968       83,742

Fixed assets--at cost:
   Cellular facilities, equipment and other                                         147,049      133,952
   Less accumulated depreciation                                                    (34,098)     (29,267)
                                                                                 ---------------------------
Net fixed assets                                                                    112,951      104,685

Investment in cellular operations                                                    37,007       37,017
Cellular licenses (less accumulated amortization of $26,779 in 1998
   and $23,119 in 1997)                                                             560,706      493,315
Deferred financing costs (less accumulated amortization of $5,414 in 1998
   and $4,807 in 1997)                                                               12,909       12,281
Cash committed for the acquisition of cellular operations                                 -       13,000
Other assets                                                                            257          256
                                                                                 ---------------------------
Total assets                                                                       $812,798     $744,296
                                                                                 ===========================

Liabilities and stockholder's equity Current liabilities:
   Accounts payable and accrued expenses                                           $ 43,174     $ 35,936
   Other current liabilities                                                          1,313        2,125
                                                                                 ---------------------------
Total current liabilities                                                            44,487       38,061

Long-term debt                                                                      588,200      522,700
Deferred taxes                                                                        3,797        3,797
Other long-term liabilities                                                           1,050        1,018

Stockholder's equity:
   Common Stock, $0.01 par value per share:
     100 shares issued and outstanding
   Additional paid-in capital                                                       218,767      218,767
   Accumulated deficit                                                              (43,503)     (40,047)
                                                                                 ---------------------------
Total stockholder's equity                                                          175,264      178,720
                                                                                 ---------------------------
Total liabilities and stockholder's equity                                         $812,798     $744,296
                                                                                 ===========================


See notes to condensed consolidated financial statements.

                PriCellular Wireless Corporation and Subsidiaries

           Condensed Consolidated Statements of Operations (Unaudited)

                             (Dollars in Thousands)

                                                                   Three months ended
                                                                        March 31
                                                                1998               1997
                                                         ---------------------------------------
Revenues
Cellular service                                             $   47,678         $   32,674
Equipment sales                                                   1,314              1,125
Other                                                             1,682              1,747
                                                         ---------------------------------------
                                                                 50,674             35,546

Costs and expenses
Cost of cellular service                                         12,864              9,271
Cost of equipment sold                                            2,595              2,452
Selling, general and administrative                              14,352             11,037
Depreciation and amortization                                     8,491              6,721
                                                         ---------------------------------------
                                                                 38,302             29,481
                                                         ---------------------------------------
Operating income                                                 12,372              6,065

Other income (expense)
Gain on sale of investment in cellular operations                    --              8,451
Interest expense, net                                           (16,640)           (13,878)
Other income                                                        812                812
                                                         ---------------------------------------
                                                                (15,828)            (4,615)
                                                         ---------------------------------------
Net income (loss)                                            $   (3,456)        $    1,450
                                                         =======================================


See notes to condensed consolidated financial statements.

                PriCellular Wireless Corporation and Subsidiaries

           Condensed Consolidated Statements of Cash Flows (Unaudited)

                             (Dollars in Thousands)

                                                                                Three months ended March 31
                                                                                  1998              1997
                                                                             ---------------------------------
Net cash provided by operating activities                                     $     13,149     $      6,035
                                                                             ---------------------------------
Investing activities
Purchase of cellular equipment                                                     (11,376)          (6,394)
Purchase of cellular licenses                                                            -           (1,007)
Proceeds from sale of investment in cellular operations                                  -           24,396
Acquisition of cellular operations                                                    (481)         (11,374)
Refund of escrow                                                                         -            5,000
Investment in cellular operations                                                        -           (2,523)
                                                                             ---------------------------------
Net cash (used in) provided by investing activities                                (11,857)           8,098
                                                                             ---------------------------------
Financing activities
Repayment of due to affiliate                                                            -           (4,929)
Payments for deferred financing costs                                               (1,236)            (292)
                                                                             ---------------------------------
Net cash used in financing activities                                               (1,236)          (5,221)
                                                                             ---------------------------------

Increase (decrease) in cash and cash equivalents                                        56            8,912
Cash and cash equivalents at beginning of period                                    59,523           67,331
                                                                             ---------------------------------
Cash and cash equivalents at end of period                                    $     59,579     $     76,243
                                                                             =================================

Supplemental disclosure of cash flow information
Cash paid during the period for:
   Interest                                                                   $         96     $          -
   Income taxes                                                                         78            1,307

Supplemental schedule of noncash investing activities
Capital contribution of cellular operations                                              -           19,125
Utilization of cash committed for the acquisition of cellular operations            13,000           91,400
Debt issued in connection with acquisition of cellular license                      60,000                -


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

The condensed consolidated financial statements have been prepared by the Company without audit, in accordance with rules and regulations of the Securities and Exchange Commission. In the opinion of management, the statements reflect all adjustments necessary for a fair presentation of the results for the interim period. The results of operations for the interim period are not necessarily indicative of the results for a full year. These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 1997 Annual Report on Form 10-K.


2. Sale of the Company

On March 6, 1998 Company's parent and American Cellular Corporation ("ACC") entered into an Agreement and Plan of Merger ("Merger Agreement") pursuant to which ACC will merge into Parent, with ACC to be the surviving corporation. At the effective time each issued and outstanding share of Parent's Class A and Class B common stock and Parent's outstanding Series A Convertible Preferred stock will be redeemed at $14.00 per share payable in cash.

In connection with the Merger Agreement, Parent's Principal Shareholders entered into a voting agreement with ACC. Pursuant to the agreement, Parent's Principal Shareholders, the beneficial owners of approximately 39% of the outstanding common stock and preferred stock of Parent (or 57% of the fully diluted voting power of Parent), agreed to vote their shares in favor of the adoption of the Merger Agreement. The transaction is subject to, among other things, regulatory approvals.

                PriCellular Wireless Corporation and Subsidiaries

              Notes to Condensed Consolidated Financial Statements


3. Acquisition of Cellular Operations

On January 15 1998, Kyle Cellular, a wholly owned subsidiary of the Company, acquired the TN-4 RSA with approximately 264,000 Pops from Bachtel Liquidity, L.P., an affiliate of Bachow & Associates, Inc. for approximately $73.0 million in cash. The RSA, adjacent to three MSAs including Knoxville TN, is located south of the Company's Kentucky Cluster and features such tourist attractions as the towns of Gatlinburg and Pigeon Forge, Dollywood and the entrance to the Great Smoky Mountains National Park. Of the total purchase price, $13.0 million was funded through cash committed for the acquisition at December 31, 1997 with the balance provided by a $60.0 million Senior Secured Reducing Revolver due in the year 2005.

The above acquisition is accounted for on the purchase method of accounting and is included in the results of operations from the date of acquisition.

Pro forma consolidated results of operations for the period ended March 31, 1997, assuming the acquisition was consummated as of January 1, 1997, is as follows:

                                             March 31, 1997
                                            -----------------

      Revenue                                   $  39,045
                                            =================
      Net income                                $   1,441
                                            =================

                PriCellular Wireless Corporation and Subsidiaries

4. Long-Term Debt

In January 1998, the Company, through its wholly owned subsidiary Kyle Cellular, entered into a $60.0 million Senior Secured Reducing Revolver (the "Borrowing") with J.P. Morgan Securities Inc. The Borrowing matures eight years from the closing date with repayment commencing in the year 2001 and the final payment in the year 2005 with payments ranging from 10.0% to 25.0% of the then outstanding balance. Interest is currently charged at the LIBOR rate plus a premium ranging from 1.500% to 2.2500% depending on the ratio of debt to cash flow as defined. The Borrowing requires the attainment of certain financial ratios in order to maintain the permitted level of indebtedness. Violation of such ratios requires the permanent prepayment of an amount to cure the deficiency. The Borrowing is secured by the assets of Kyle Cellular.

Pursuant to the agreement the Company has entered into an interest rate swap which effectively converts a portion of the interest on the outstanding indebtedness from a variable rate basis to a fixed rate basis. The notional amount required to be hedged is 50% of the aggregate outstanding principal amount. For the period commencing January 21, 1998 and ending July 21, 1998 the Company has "locked in " an effective annual rate of 7.64% on the total outstanding indebtedness of $60.0 million.

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations

General

The current three month period ending March 31, 1998 reflects the continuing financial growth of the Company's operations. Net subscriber additions approximated 25,000 for the current quarter of which approximately 14,400 were from internal growth, which is comparable to last year's first quarter. The Company ended the current period with approximately 275,000 subscribers resulting in penetration of 5.4% compared to approximately 179,000 subscribers and a penetration rate of 3.8% at March 31, 1997. Churn for the Company continued its improvement ending the current quarter at a rate of 1.4% compared to 1.6% for last year's three month period.

Earnings before interest, taxes, depreciation and amortization ("EBITDA") amounted to $21.7 million for the first quarter of 1998 compared to $13.6 million for the same period in 1997 or an increase of 60.0%. Management believes that EBITDA is an effective measure of operating performance because it is industry practice to use a multiple of EBITDA as one method of evaluating cellular properties. EBITDA does not represent cash flow from operations as defined by GAAP, and is not necessarily indicative of cash available to fund all cash flow needs and should not be considered as an alternative to net income. The Company in fact expects to incur net accounting losses for the foreseeable future due to interest and non-cash charges such as depreciation and amortization.

Historical Results of Operations

Three months ended March 31, 1998 compared with three months ended March 31, 1997.

Revenues for the quarter ended March 31, 1998 increased to $50.7 million (consisting of cellular service revenues of $47.7 million, equipment sales revenues of $1.3 million and other revenues of $1.7 million) from $35.5 million (consisting of cellular service revenues of $32.7 million, equipment sales revenues of $1.1 million and other revenues of $1.7 million).The significant increase in the subscriber base which generates additional monthly revenue and increased airtime revenue is the primary reason for the increase, In addition the Company's commitment to improving coverage in the markets through capital additions has resulted in increased roaming revenue.

Total operating expenses for the quarter ended March 31, 1998 increased to $38.3 million (consisting of cost of cellular service of $12.9 million, cost of equipment sold of $2.5 million selling, general and administrative expenses of $14.4 million and depreciation and amortization of $8.5 million) from $29.5 of operating expenses for the quarter ended March 31, 1997 (consisting of cost of cellular service of $9.3 million, cost of equipment sold of $2.5 million, selling, general and administrative expenses of $11.0 million and depreciation and amortization of $6.7 million).

The primary factor contributing to the increase in expenses is the increase in the volume of revenue due to the growth of the business. On a percentage basis the cost of cellular service represents 27% of cellular revenue for the current period compared to 28% for the prior period. Operating expenses consisting of the cost of cellular service, the cost of equipment and selling, general and administrative expenses increased by $7.1 million, but as a percentage of total revenue decreased from 64% for the quarter ending March 31, 1997 to 59% for the current quarter

The gain on sale of investment in cellular operations resulted from the sale in January 1997 of the Florence AL MSA and AL-1B RSA.

Interest expense, net increased to $16.6 million from $13.9 million due primarily to the Company's issuance of $60.0 million of a Senior Secured Reducing Revolver at an effective rate of approximately 7.7% per annum in January 1998, a reduction in the amount of interest earned resulting from the lower cash balances for the current three months and higher interest expense for the discounted indebtedness outstanding as the balance approaches the face value of the Note.


Liquidity and Capital Resources

The cellular telephone business requires substantial capital to acquire, construct and expand cellular telephone systems and to fund operating requirements. The Company historically has financed its acquisitions and other capital needs through the proceeds received from the issuance of debt securities, sale of Parent's equity interests and its subsequent contribution to the Company, borrowings, vendor credit facilities and, more recently, operating cash flow. As of March 31, 1998, the Company had approximately $59.6 million of cash and cash equivalents and $44.1 million of working capital.

During the first three months of 1998, the Company's principal source of cash was $13.1 from operations. The principal use of cash was $11.4 million for the acquisition of cellular equipment. The acquisition of the TN-4 RSA for approximately $73.0 million was financed through the issuance of $60.0 million of debt and the utilization of $13.0 million of cash previously reflected as cash committed for the acquisition of cellular operations on the balance sheet of the Company at the end of 1997 and not included in the opening cash balance of $61.4 million.

The cellular telephone industry requires significant capital expenditures when acquiring new markets or upgrading existing markets. The Company continues to make a commitment to enhance its market's performance, particularly those acquired during 1996 and 1997, as well as expand its marketing effects which include, but are not limited to an increase in funds for advertising, cellular telephone inventory purchases and other expenditures relating to subscriber growth.

During the second quarter of 1998, the Company will pay approximately $22.0 million in interest and approximately $44.0 million for the remainder of the year on of their fully accreted Notes.

Part II. Other Information

Item 1.Legal Proceedings

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


Date: May 15, 1998